Form 10QSB
period 2001-06-30
FIRST COMMERCE CORP
filed 2001-08-10
CIK 1141045

FORM 10QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

     [   ]        TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                  THE EXCHANGE ACT

For the transition period from  ________________  to  __________________________

                       Commission File Number: 000-32807
                       ---------------------------------

                           FIRST COMMERCE CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         North Carolina                                    56-1935480
--------------------------------------------------------------------------------
     (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                  Identification No.)


     301 South McDowell Street, Suite 100, Charlotte, North Carolina 28204
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                  (Issuer's telephone number) (704) 945 - 6565
                  --------------------------------------------



     (Former name, former address and former fiscal year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [ X ]  No [   ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Common Stock, no par value                      922,689
         --------------------------           ------------------------------
                    Class                     Outstanding at August 10, 2001

Transmittal Small Business Disclosure Format (check one);
         Yes  [  ]             No  [ x ]

                           First Commerce Corporation

                                    Contents

PART I - FINANCIAL INFORMATION                                             Pages
                                                                           -----

      Item 1.  Consolidated Financial Statements

          Balance Sheets at June 30, 2001 (unaudited) and December 31, 2000 3

          Statements of Operations and Comprehensive Income For the
          Six Months Ended June 30, 2001 and 2000 (unaudited)               4

          Statements of Operations and Comprehensive Income For the
          Three Months Ended June 30, 2001 and 2000 (unaudited)             5

          Statements of Cash Flows For the Six Months Ended June 30, 2001
          and 2000 (unaudited)                                              6

          Notes to Financial Statements (unaudited)                         7

      Item 2.  Management's Discussion and Analysis                       8 - 11


PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings                                           12

      Item 2.  Changes in Securities and Use of Proceeds                   12

      Item 3.  Defaults upon Senior Securities                             12

      Item 4.  Submission of Matters to a Vote of Security Holders         12

      Item 5.  Other Information                                           12

      Item 6.  Exhibits and Reports on Form 8-K                            12


      Signatures                                                           13

                                 First Commerce Corporation
                                Consolidated Balance Sheets
                          (Dollars in Thousands, Except Par Value)


                                   ASSETS

                                                                June 30,      December 31,
                                                                   2001          2000
                                                                ---------     ---------
                                                                (unaudited)
Cash and due from banks                                         $   9,120     $   4,180
Federal funds sold                                                  2,350           990
Securities available for sale                                      22,299        26,062
Federal Home Loan Bank stock                                          425           251

Loans                                                              85,094        78,009
Less allowance for loan losses                                      1,146         1,052
                                                                ---------     ---------
         Net loans                                                 83,948        76,957

Premises and equipment, net                                         1,105         1,155
Other assets                                                        1,186         1,727
                                                                ---------     ---------
         Total assets                                           $ 120,433     $ 111,322
                                                                =========     =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits:
   Noninterest-bearing                                          $  29,156     $  23,311
   Money market and NOW accounts                                   19,360        21,116
   Savings                                                          4,076         3,794
   Time, $100 and over                                             18,055        16,159
   Other time                                                      33,109        35,791
                                                                ---------     ---------
         Total deposits                                           103,756       100,171
   Other borrowings                                                 7,000         2,000
   Other liabilities                                                  428           433
                                                                ---------     ---------
         Total liabilities                                        111,184       102,604
                                                                ---------     ---------

Stockholders' equity:
    Common stock, no par value, 20,000,000 shares
          authorized, 922,689 shares issued and outstanding         8,076         8,076
    Preferred stock, no par value, 5,000,000 shares
          authorized, no shares issued or outstanding                --            --
    Retained earnings                                               1,028           741
    Accumulated other comprehensive income (loss)                     145           (98)
                                                                ---------     ---------
         Total stockholders' equity                                 9,249         8,718
                                                                ---------     ---------
         Total liabilities and stockholders' equity             $ 120,433     $ 111,322
                                                                =========     =========

                 See accompanying notes to financial statements.

                                First Commerce Corporation
              Consolidated Statements of Operations and Comprehensive Income
                                 For the Six Months Ended
                                  June 30, 2001 and 2000
                                       (Unaudited)
                      (Dollars in Thousands, Except Per Share Data)

                                                                    2001          2000
                                                                 ---------     ---------
Interest income:
     Loans                                                       $   3,372     $   3,093
     Securities available for sale                                     824           589
     Federal funds sold                                                 14           115
                                                                 ---------     ---------
         Total interest income                                       4,210         3,797
                                                                 ---------     ---------

Interest expense:
     Deposits                                                        2,011         1,840
     Federal funds purchased and FHLB advances                         241            15
                                                                 ---------     ---------
         Total interest expense                                      2,252         1,855
                                                                 ---------     ---------

         Net interest income                                         1,958         1,942
Provision for loan losses                                               94           120
                                                                 ---------     ---------
         Net interest income after provision for loan losses         1,864         1,822
                                                                 ---------     ---------

Other income:
     Service fees                                                       87            34
     Gain on sale of securities                                         24          --
     Other                                                             136            91
                                                                 ---------     ---------
         Total other income                                            247           125
                                                                 ---------     ---------

Other expense:
     Personnel                                                         828           892
     Occupancy                                                         295           234
     Data processing                                                    78            78
     Professional fees                                                 119            48
     Telephone, postage, and supplies                                   58            53
     Advertising and business promotion                                 65            44
     Other                                                             245           220
                                                                 ---------     ---------
         Total other expense                                         1,688         1,569
                                                                 ---------     ---------

         Income before income taxes                                    423           378
Income taxes                                                           136            40
                                                                 ---------     ---------
         Net income                                                    287           338

Other comprehensive income (loss)                                      243          (160)
                                                                 ---------     ---------

         Comprehensive income                                    $     530     $     178
                                                                 =========     =========

Net income per share:
         Basic                                                   $    0.31     $    0.37
                                                                 =========     =========
         Diluted                                                 $    0.31     $    0.37
                                                                 =========     =========

Weighted average shares outstanding:
         Basic                                                     922,689       922,689
                                                                 =========     =========
         Diluted                                                   924,463       922,689
                                                                 =========     =========

                 See accompanying notes to financial statements.

                               First Commerce Corporation
             Consolidated Statements of Operations and Comprehensive Income
                               For the Three Months Ended
                                 June 30, 2001 and 2000
                                      (Unaudited)
                     (Dollars in Thousands, Except Per Share Data)

                                                                   2001          2000
                                                                 --------     --------
Interest income:
     Loans                                                       $  1,665     $  1,619
     Securities available for sale                                    403          295
     Federal funds sold                                                 3           61
                                                                 --------     --------
         Total interest income                                      2,071        1,975
                                                                 --------     --------

Interest expense:
     Deposits                                                         960          958
     Federal funds purchased and FHLB advances                        136           15
                                                                 --------     --------
         Total interest expense                                     1,096          973
                                                                 --------     --------

         Net interest income                                          975        1,002
Provision for loan losses                                              38           45
                                                                 --------     --------
         Net interest income after provision for loan losses          937          957
                                                                 --------     --------

Other income:
     Service fees                                                      49           16
     Other                                                             92           48
                                                                 --------     --------
         Total other income                                           141           64
                                                                 --------     --------

Other expense:
     Personnel                                                        383          454
     Occupancy                                                        151          123
     Data processing                                                   40           37
     Professional fees                                                 90           32
     Telephone, postage, and supplies                                  29           31
     Advertising and business promotion                                41           18
     Other                                                            120          123
                                                                 --------     --------
         Total other expense                                          854          818
                                                                 --------     --------

         Income before income taxes                                   224          203
Income taxes                                                           75           40
                                                                 --------     --------
         Net income                                                   149          163

Other comprehensive income                                             21          365
                                                                 --------     --------

         Comprehensive income                                    $    170     $    528
                                                                 ========     ========

Net income per share:
         Basic                                                   $   0.16     $   0.18
                                                                 ========     ========
         Diluted                                                 $   0.16     $   0.18
                                                                 ========     ========

Weighted average shares outstanding:
         Basic                                                    922,689      922,689
                                                                 ========     ========
         Diluted                                                  922,781      922,689
                                                                 ========     ========

                 See accompanying notes to financial statements.

                                  First Commerce Corporation
                            Consolidated Statements of Cash Flows
                                   For the Six Months Ended
                                    June 30, 2001 and 2000
                                         (Unaudited)


                                                                         2001         2000
                                                                      --------      --------
Cash flows from operating activities:
         Net income                                                   $    287      $    338
         Adjustments to reconcile net income to net cash provided
              by (used in) operating activities:
         Depreciation and amortization                                     124           104
         Provision for loan losses                                          94           120
         Net accretion on securities available for sale                    (11)           (4)
         Gain on sale of securities available for sale                     (24)         --
         (Increase) decrease in other assets                               385          (791)
         Decrease in other liabilities                                      (5)          (47)
                                                                      --------      --------
              Net cash provided by (used in) operating activities          850          (280)
                                                                      --------      --------

Cash flows from investing activities:
         Proceeds from sales of securities available for sale            7,762          --
         Proceeds from maturities and issuer calls of securities
              available for sale                                        12,759          --
         Purchases of securities available for sale                    (16,323)         --
         Purchase of Federal Home Loan Bank stock                         (174)         --
         Net increase in loans                                          (7,085)       (7,310)
         Purchases of premises and equipment                               (74)         (126)
                                                                      --------      --------
                  Net cash used in investing activities                 (3,135)       (7,436)
                                                                      --------      --------

Cash flows from financing activities:
         Net increase in deposits                                        3,585        11,835
         Net increase in FHLB advances                                   5,000         2,000
                                                                      --------      --------
                  Net cash provided by financing activities              8,585        13,835
                                                                      --------      --------

                  Net increase in cash and cash equivalents              6,300         6,119
Cash and cash equivalents, beginning of period                           5,170         7,278
                                                                      --------      --------
Cash and cash equivalents, end of period                              $ 11,470      $ 13,397
                                                                      ========      ========

Supplemental cash flow information:
         Interest paid                                                $  2,275      $  1,829
                                                                      ========      ========
         Taxes paid                                                   $    168      $    108
                                                                      ========      ========

Supplemental disclosure of noncash investing activities:
         Transfer from loans to other real estate owned               $   --        $    532
                                                                      ========      ========
         Net change in unrealized gain (loss) on
             securities available for sale, net of tax                $    243      $   (160)
                                                                      ========      ========

                           First Commerce Corporation
                          Notes to Financial Statements
                             June 30, 2001 and 2000
                                   (Unaudited)

1.       Accounting Policies:
         -------------------

         On May 24, 2001, First Commerce Corporation (the "Corporation") was formed as the parent company for First Commerce Bank (the "Bank"), and the Corporation acquired 100% of the outstanding common stock of the Bank. All significant intercompany balances and transactions have been eliminated in consolidation. This transaction is accounted for similar to a pooling of interests; therefore all periods presented have been restated to include the Corporation. The significant accounting policies followed by for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. In management's opinion, all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation have been included in these unaudited financial statements. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements and notes thereto in the Bank's annual report for the year ended December 31, 2000. The results of operations for the six-month period ended June 30, 2001 is not necessarily indicative of the results to be expected for the full year. The Corporation has determined that it has one significant operating segment; providing general commercial financial services to customers located in the single geographic area of Mecklenburg County, North Carolina and surrounding communities.



2.       Other Borrowing:
         ---------------

         At June 30, 2001, the Bank has outstanding long-term borrowings of $7.0 million from the Federal Home Loan Bank ("FHLB"), of which $5.0 million was borrowed in the first quarter of 2001. There were three separate advances; 1) ten-year final maturity with a convertible provision at the end of the second year, 2) ten-year final maturity with a convertible provision at the end of the fifth year, and 3) five-year final maturity in 2005 with a convertible provision in May 2002.



3.       Net Income Per Share:
         --------------------

         Net Income per share has been calculated by dividing net income by both the weighted average number of common shares outstanding and the dilutive common equivalent shares outstanding. Common equivalent shares consist of stock options issued and outstanding. In determining the number of equivalent shares outstanding, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise. At June 30, 2001, outstanding options to purchase 92,000 shares of the Bank's common stock had been granted under the First Commerce Bank 1997 Nonqualified Stock Option Plan for Directors. Additionally at June 30, 2001, outstanding options to purchase 91,941 shares of the Bank's common stock had been granted under the First Commerce Bank 1997 Incentive Stock Option Plan. For the six-month period ending June 30, 2001, the average market price of the Bank's common stock was less than the exercise price for all outstanding options except for the shares granted on May 9, 2001 at $8.20 per share. These shares were slightly dilutive having no significant effect on earnings per share.

                      Management's Discussion and Analysis



The following discussion is a summary of the financial condition and operating results of First Commerce Corporation (the "Corporation") the parent holding company for First Commerce Bank (the "Bank). The analysis is intended to provide management's overview of the Corporation's overall operations for the periods indicated.

This Form 10-QSB contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of the Corporation that are subject to various factors which could cause actual results to differ materially from those estimates. Factors, which could influence the estimates, include changes in general and local market conditions, legislative and regulatory conditions and an adverse interest rate environment.

                               Financial Condition

June 30, 2001 compared to December 31, 2000

The Corporation's total assets increased $9.1 million, or 8.2%, from $111.3 million at December 31, 2000, to $120.4 million at June 30, 2001. The increase was due primarily to an increase in loans, cash and federal funds sold.

Cash and cash equivalents increased $6.3 million, or 121.8%, to $11.5 million at June 30, 2001. At month-end June 30, 2001 several large deposits were received which caused higher than normal levels. Cash and cash equivalents are available to fund the anticipated growth in loans over the near term, in addition to providing liquidity as discussed below.

Securities available for sale decreased $3.8 million, or 14.4%, to $22.3 million at June 30, 2001, from $26.1 million at December 31, 2000. During the first six months ended June 30, 2001, approximately $16.3 million of securities were purchased, including a bond swap of $4.7 million in the first quarter of 2001, and $12.8 million were called or paid-down. The bond swap was a method to sell callable agency securities with a high probability of being called and replacing them with slightly higher yielding mortgage-backed securities. The result was the sale of seven securities totaling $4.7 million with a gain of approximately $2,000. Additionally, three securities were sold in the second quarter totaling $3.0 million resulting in a gain of $22,000. Total securities held at June 30, 2001 consisted of U.S. Government agency securities, mortgage-backed securities and municipal obligation securities. Management does not engage in the practice of trading securities; rather, the Bank's investment portfolio consists entirely of securities designated as available for sale.

Loans increased $7.1 million, or 9.1%, to $85.1 million at June 30, 2001, from $78.0 million at December 31, 2000. The Bank's borrowing customers are primarily small and medium size businesses are centered predominately in the Metro region of Charlotte. However, the Bank does offer a competitive line of consumer loan products and is seeking to offer these products to a broad range of potential customers in its market area. The loan portfolio's composition included a variety of commercial, real estate, consumer and installment loans. At June 30, 2001, commercial loans made up 38.8%, real estate secured loans made up 56.0%, and installment loans made up 5.2% of the loan portfolio. Management anticipates that loans will continue to increase as long as interest rates do not rise significantly and the economy does not experience a marked downturn.

Deposits increased $3.6 million, or 3.6%, to $103.8 million at June 30, 2001, from $100.2 million at December 31, 2000. The increase is primarily due to increases in non-interest bearing accounts. At June 30, 2001, there was no concentration of deposits from one individual or entity; however, the Bank had 17.4% of its total deposits in the $100,000 and over certificate of deposit category. This level of activity in the $100,000 and over certificates of deposits was due, in some cases, to individuals allocating their deposits among several financial institutions in order for each of their various accounts to approximate the $100,000 deposit insurance limitation of the Federal Deposit

Insurance Corporation. This desire to have deposits insured, along with the higher rates paid, attracted a high volume of activity. While the Bank anticipates that deposits will continue to increase, the timing and magnitude of deposit growth remains difficult to predict and is affected by the local economy, interest rates paid on competing investments and the confidence of customers in the financial services industry.

Other borrowings increased $5.0 million, to $7.0 million at June 30, 2001, from $2.0 million at December 31, 2000. During the first quarter of 2001, the Bank borrowed $5.0 million from the FHLB. The proceeds were used to fund loan growth and satisfy the general funding needs of the Bank.

Stockholders' equity amounted to $9.2 million, or 7.7% of total assets, at June 30, 2001, compared to $8.7 million, or 7.8% of total assets, at December 31, 2000. These increases in stockholders' equity, and the related increase in book value per share, were positively impacted by the increase in the market value of securities available for sale. The slight decrease in stockholders' equity as a percent of total assets was primarily attributable to the growth in balance sheet items discussed above. With the formation of the Corporation, the common stock was converted from $5 par value per share to no par value per share. Additionally, the shareholders authorized 5,000,000 shares of preferred stock; however, as of June 30, 2001, no shares were issued or outstanding.

                                    Liquidity

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to satisfy general funding needs, the Bank must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from the Bank's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is provided by the Bank's ability to attract deposits and borrow funds. The primary source of liability liquidity is the Bank's customer base, which provides core deposit growth. In addition to the foregoing, the Bank could obtain short-term liquidity through its existing lines of credit with the Bankers Bank of Atlanta and the FHLB. The over-all liquidity position of the Bank is closely monitored and evaluated regularly. Management believes the Bank's liquidity sources at June 30, 2001, were adequate to meet its operating needs.


                              Result of Operations

For the six months ended June 30, 2001 and 2000

The result of operations for the six months ended June 30, 2001, was net income of $287,000, or $0.31 per share, compared with net income of $338,000, or $0.37 per share, for the comparable period in 2000. The decrease in earnings was primarily due to income taxes provided for in 2001 of $136,000 versus $40,000 in 2000. Beginning in early January, the Bank exhausted all tax loss carry-forwards and began paying income taxes at the statutory rates. On a pre-tax basis, income for the six months ended June 30, 2001 was $423,000 versus $378,000 for the same period in 2000.

Interest income for the six months ended June 30, 2001, was $4.2 million compared with $3.8 million for the comparable period in 2000. This increase was primarily attributable to increased volume in the loan portfolio that was partially offset by an overall decrease in interest rates. Interest expense was $2.3 million for the six months ended June 30, 2001, compared with $1.9 million for the same period in 2000. This increase was primarily attributable to increased volume in interest-bearing deposit accounts and FHLB advances, along with a general increase in interest rates. Net interest income was $2.0 million for the six months ended June 30, 2001, an increase of $16,000, or 0.1%, from the comparable period in 2000. The annualized yield on average interest-earning assets decreased 36 basis points to 7.82%, while the annualized rate on average interest-bearing liabilities increased 18 basis points to 4.37%, resulting in an annualized net yield on average interest-earning assets of 3.64%, a 55 basis point decrease for the six months ended June 30, 2001 compared to the same period in 2000. Management believes that further compression of the net interest margin will continue at least into the latter part of the third quarter of 2001.

The provision for loan losses was $94,000 for the six months ended June 30, 2001, compared to $120,000 for the comparable period in 2000. This provision was set aside to cover losses inherent in the Bank's loan portfolio. There were no non-performing loans on the Bank's books at June 30, 2001. The allowance for loan losses was 1.35% of total loans outstanding as of June 30, 2001. Management reviews the adequacy of the allowance for loan losses regularly in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management's evaluation of the adequacy of the allowance for loan losses is based on known and inherent risks in the portfolio, adverse situations that may affect borrowers' ability to repay, the estimated value of underlying collateral, the composition of the overall loan portfolio, current economic conditions and other relevant factors.

Management will continue to monitor the allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions and loan portfolio quality dictate. Although management maintains the allowance for loan losses at a level which it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, management's determination as to the amount of the allowance for loan losses is subject to review by various regulatory agencies as part of their examination processes, which may result in the establishment of additional allowances based upon their judgments of the information available to them at the time of their examination.

Other income totaled $247,000 for the six months ended June 30, 2001, an increase of $122,000 over the comparable period in 2000. Other income included service fees on deposit accounts, various loan fees, safe deposit box rentals, gain on sale of securities and various other items. The increase is primarily due to enhanced efforts to collect service charge fees and higher levels of mortgage loans resulting from lower rates during the first six months of 2001. Also included in other income is gain on sale of securities of $24,000. As the Bank continues to add accounts and fee income services, other income is expected to increase and become a more significant part of the Bank's total income.

Other expense totaled $1.7 million for the six months ended June 30, 2000, an increase of $119,000 over the comparable period in 2000. This increase was primarily attributable to an increase occupancy expense relating to the addition of a branch location in second quarter of 2000 and the formation cost of $50,000 for the parent holding company in May 2001.

The Bank recorded $136,000 of income tax expense for the six months ended June 30, 2001 compared to $40,000 in 2000. The effective tax rate in 2001 was less than the statutory tax rate primarily due to the utilization of deferred tax benefits generated from losses in prior periods to partially offset the current liability.


For the three months ended June 30, 2001 and 2000

The result of operations for the three months ended June 30, 2001, was net income of $149,000, or $0.16 per share, compared with net income of $163,000, or $0.18 per share, for the comparable period in 2000. Interest income for the three months ended June 30, 2001, was $2.1 million compared with $2.0 million for the comparable period in 2000. This increase was primarily attributable to increased volume in the loan portfolio partially offset by decrease in interest rates. Interest expense was $1.1 for the three months ended June 30, 2001, compared with $973,000 for the comparable period in 2000. This increase was primarily attributable to increased volume in interest-bearing deposit accounts, along with the general increase in interest rates noted above. Net interest income was $975,000 for the three months ended June 30, 2001, a decrease of $27,000, or 2.7%, from the comparable period in 2000.

The provision for loan losses was $38,000 for the three months ended June 30, 2001, compared to $45,000 for the comparable period in 2000. This provision is determined based on the evaluation discussed above.

Other income totaled $141,000 for the three months ended June 30, 2001, an increase of $77,000 over the comparable period in 2000. This increase included gain on sale of securities available for sale of $22,000 for the three months ended June 30, 2001. Other expense totaled $854,000 for the three months ended June 30, 2001, an increase of $36,000 over the comparable period in 2000. This increase was primarily attributable to increased occupancy cost associated with a new branch location opened in 2000 and cost for formation of the holding company. The Bank recorded income tax expense of $75,000 in the second quarter of 2001 versus $40,000 for the comparable period in 2000.


                    Effects of Inflation and Changing Prices

A commercial bank has an asset and liability structure that is distinctly different from that of a company with substantial investments in plant and inventory because the major portion of its assets are monetary in nature. As a result, a bank's performance may be significantly influenced by changes in interest rates. Although the banking industry is more affected by changes in interest rates than by inflation in the prices of goods and services, inflation is a factor, which may influence interest rates. Yet, the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. Inflation does affect operating expenses in that personnel expenses and the cost of supplies and outside services tend to increase during periods of high inflation.

Part II.          OTHER INFORMATION

         Item 1.  Legal Proceedings

                  The Corporation and the Bank are not engaged in any significant legal proceedings at the present time. From time to time, the Bank may be a party to legal proceedings within the normal course of business.

         Item 2.  Changes in Securities and Use of Proceeds

                  Not applicable

         Item 3.  Defaults Upon Senior Securities

                  Not applicable

         Item 4.  Submission of Matters to a Vote of Security Holders

                  At the Annual Meeting of Stockholders held on April 24, 2001, the matters voted upon, the number of affirmative votes, and the number of negative votes (where applicable) cast with respect to each such matter were as follows:

                  1) To consider and vote upon the election of four (4) directors to serve until the 2004 Annual Meeting of Stockholders or until their successors are duly elected and qualified.


                                                                                                         VOTE          BROKER
                                                                    AFFIRMATIVE          NEGATIVE      WITHHELD       NON-VOTE
                                                                    -----------          --------      --------       --------
                  The following individuals were elected
                  as directors of the Bank for three
                  year terms:


                  Penny J. Parks                                       788,570               -            4,896
                  Richard C. Siskey                                    784,419               -            9,137
                  James E. Smith                                       788,560               -            4,996
                  Wesley W. Sturges                                    789,825               -            3,731

                  2)  To ratify the selection of McGladrey &
                      Pullen LLP as the Corporation's
                      independent auditor for the fiscal year
                      ending December 31, 2001                          788,510             241           4,805


                  3)  To approve the Share Exchange Agreement
                      pursuant to which  First Commerce Corporation
                      will become the parent holding company
                      of the Bank                                       590,433          22,235          12,796         167,992


         Item 5.  Other Information

                  Not applicable

         Item 6.  Exhibits and Reports on Form 8-K

                   a)       Not applicable

                   b) On May 25, 2001 a Form 8-K was filed announcing the completion of the formation of First Commerce Corporation as parent company of First Commerce Bank on May 24, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 First Commerce Corporation
                                                 --------------------------
                                                        (Registrant)




Dated    August  10,  2001                       By: /s/  David E. Keul
         -----------------                           ---------------------------
                                                     David E. Keul
                                                     Senior Vice President and
                                                     Chief Financial Officer