Form 10QSB
period 2001-09-30
FIRST COMMERCE CORP
filed 2001-11-13
CIK 1141045

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

  [   ]       TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
              THE EXCHANGE ACT

               For the transition period from _______ to _______


                       Commission File Number: 000-32807
                                               ---------


                           FIRST COMMERCE CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


       North Carolina                                           56-1935480
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)


      301 South McDowell Street, Suite 100, Charlotte, North Carolina 28204
      ---------------------------------------------------------------------
                    (Address of principal executive offices)

                  (Issuer's telephone number) (704) 945 - 6565
                                              ----------------


--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes [ X ]  No [  ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Common Stock, no par value                      1,014,957
         --------------------------             -------------------------------
                   Class                        Outstanding at November 9, 2001

Transmittal Small Business Disclosure Format (check one);
         Yes [ X ]  No [  ]

                           First Commerce Corporation

                                    Contents

PART I - FINANCIAL INFORMATION                                                                Pages
                                                                                              -----
         Item 1.  Consolidated Financial Statements

                    Balance Sheets at September 30, 2001 (unaudited) and December 31, 2000      3

                    Statements of Operations and Comprehensive Income For the
                    Nine Months Ended September 30, 2001 and 2000 (unaudited)                   4

                    Statements of Operations and Comprehensive Income For the
                    Three Months Ended September 30, 2001 and 2000 (unaudited)                  5

                    Statements of Cash Flows For the Nine Months Ended September 30, 2001
                    and 2000 (unaudited)                                                        6

                    Notes to Financial Statements (unaudited)                                 7 - 8

         Item 2.  Management's Discussion and Analysis                                        9 - 13

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                            14

         Item 2.  Changes in Securities and Use of Proceeds                                    14

         Item 3.  Defaults upon Senior Securities                                              14

         Item 4.  Submission of Matters to a Vote of Security Holders                          14

         Item 5.  Other Information                                                            14

         Item 6.  Exhibits and Reports on Form 8-K                                             14


         Signatures                                                                            15

                           First Commerce Corporation
                           Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                                 September 30,   December 31,
                                                                     2001           2000
                                                                   ---------      ---------
                                                                  (unaudited)
                                   ASSETS
Cash and due from banks                                            $   6,953      $   4,180
Federal funds sold                                                     8,403            990
Securities available for sale                                         22,980         26,062
Federal Home Loan Bank stock                                             785            251

Loans                                                                 91,641
                                                                                     78,009
Less allowance for loan losses                                         1,234          1,052
                                                                   ---------      ---------
              Net loans                                               90,407         76,957

Premises and equipment, net                                            1,082          1,155
Other assets                                                           1,283          1,727
                                                                   ---------      ---------
              Total assets                                         $ 131,893      $ 111,322
                                                                   =========      =========



                   LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits:
   Noninterest-bearing                                             $  32,452      $  23,311
   Money market and NOW accounts                                      19,771         21,116
   Savings                                                             3,160          3,794
   Time, $100 and over                                                24,203         16,159
   Other time                                                         30,876         35,791
                                                                   ---------      ---------
              Total deposits                                         110,462        100,171
   Other borrowings                                                   10,000          2,000
   Unsettled purchases of securities available for sale                1,250             --
   Other liabilities                                                     526            433
                                                                   ---------      ---------
              Total liabilities                                      122,238        102,604
                                                                   ---------      ---------

Stockholders' equity:
    Common stock, no par value, 20,000,000 shares
          authorized, 1,014,957 shares issued and outstanding          8,076          8,076
    Preferred stock, no par value, 5,000,000 shares
          authorized, no shares issued or outstanding                     --             --
    Retained earnings                                                  1,215            741
    Accumulated other comprehensive income (loss)                        364            (98)
                                                                   ---------      ---------
              Total stockholders' equity                               9,655          8,718
                                                                   ---------      ---------
              Total liabilities and stockholders' equity           $ 131,893      $ 111,322
                                                                   =========      =========

                 See accompanying notes to financial statements.

                           First Commerce Corporation
         Consolidated Statements of Operations and Comprehensive Income
                            For the Nine Months Ended
                           September 30, 2001 and 2000
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

                                                                          2001           2000
                                                                          ----           ----
Interest income:
     Loans                                                             $    5,077      $    4,757
     Securities available for sale                                          1,194             884
     Federal funds sold                                                        22             214
                                                                       ----------      ----------
              Total interest income                                         6,293           5,855
                                                                       ----------      ----------

Interest expense:
     Deposits                                                               2,844           2,855
     Federal funds purchased and FHLB advances                                420              51
                                                                       ----------      ----------
              Total interest expense                                        3,264           2,906
                                                                       ----------      ----------

              Net interest income                                           3,029           2,949
Provision for loan losses                                                     182             150
                                                                       ----------      ----------
              Net interest income after provision for loan losses           2,847           2,799
                                                                       ----------      ----------

Other income:
     Service fees                                                             136              56
     Gain on sale of securities                                                50              --
     Other                                                                    207             142
                                                                       ----------      ----------
              Total other income                                              393             198
                                                                       ----------      ----------

Other expense:
     Personnel                                                              1,263           1,366
     Occupancy                                                                435             378
     Data processing                                                          133             124
     Professional fees                                                        170              78
     Telephone, postage, and supplies                                          92              85
     Advertising and business promotion                                       104              95
     Other                                                                    345             301
                                                                       ----------      ----------
              Total other expense                                           2,542           2,427
                                                                       ----------      ----------

              Income before income taxes                                      698             570
Income taxes                                                                  224              57
                                                                       ----------      ----------
              Net income                                                      474             513

Other comprehensive income                                                    462              63
                                                                       ----------      ----------

              Comprehensive income                                     $      936      $      576
                                                                       ==========      ==========

Net income per share:
              Basic                                                    $     0.47      $     0.51
                                                                       ==========      ==========
              Diluted                                                  $     0.46      $     0.51
                                                                       ==========      ==========

Weighted average shares outstanding:
              Basic                                                     1,014,957       1,014,957
                                                                       ==========      ==========
              Diluted                                                   1,022,282       1,014,957
                                                                       ==========      ==========

                 See accompanying notes to financial statements

                           First Commerce Corporation
         Consolidated Statements of Operations and Comprehensive Income
                           For the Three Months Ended
                           September 30, 2001 and 2000
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

                                                                          2001            2000
                                                                          ----            ----
Interest income:
     Loans                                                             $    1,705      $    1,664
     Securities available for sale                                            370             295
     Federal funds sold                                                         8              99
                                                                       ----------      ----------
              Total interest income                                         2,083           2,058
                                                                       ----------      ----------

Interest expense:
     Deposits                                                                 833           1,015
     Federal funds purchased and FHLB advances                                179              36
                                                                       ----------      ----------
              Total interest expense                                        1,012           1,051
                                                                       ----------      ----------

              Net interest income                                           1,071           1,007
Provision for loan losses                                                      88              30
                                                                       ----------      ----------
              Net interest income after provision for loan losses             983             977
                                                                       ----------      ----------

Other income:
     Service fees                                                              49              22
     Gain on sale of securities                                                26              --
     Other                                                                     71              51
                                                                       ----------      ----------
              Total other income                                              146              73
                                                                       ----------      ----------

Other expense:
     Personnel                                                                435             474
     Occupancy                                                                140             144
     Data processing                                                           55              46
     Professional fees                                                         51              30
     Telephone, postage, and supplies                                          34              32
     Advertising and business promotion                                        39              51
     Other                                                                    100              81
                                                                       ----------      ----------
              Total other expense                                             854             858
                                                                       ----------      ----------

              Income before income taxes                                      275             192
Income taxes                                                                   88              17
                                                                       ----------      ----------
              Net income                                                      187             175

Other comprehensive income                                                    219             223
                                                                       ----------      ----------

              Comprehensive income                                     $      406      $      398
                                                                       ==========      ==========

Net income per share:
              Basic                                                    $     0.18      $     0.17
                                                                       ==========      ==========
              Diluted                                                  $     0.18      $     0.17
                                                                       ==========      ==========

Weighted average shares outstanding:
              Basic                                                     1,014,957       1,014,957
                                                                       ==========      ==========
              Diluted                                                   1,015,059       1,014,957
                                                                       ==========      ==========

                           First Commerce Corporation
                      Consolidated Statements of Cash Flows
                            For the Nine Months Ended
                           September 30, 2001 and 2000
                                   (Unaudited)

                                                                                2001          2000
                                                                                ----          ----
Cash flows from operating activities:
               Net income                                                     $   474        $   513
               Adjustments to reconcile net income to net cash provided
                    by (used in) operating activities:
               Depreciation and amortization                                      179            165
               Provision for loan losses                                          182            150
               Net accretion on securities available for sale                     (10)            (6)
               Gain on sale of securities available for sale                      (50)            --
               (Increase) decrease in other assets                                148           (952)
               Increase (decrease) in other liabilities                         1,343            (27)
                                                                             --------       --------
                    Net cash provided by (used in) operating activities         2,266           (157)
                                                                             --------       --------

Cash flows from investing activities:
               Proceeds from sales of securities available for sale             9,039             --
               Proceeds from maturities and issuer calls of securities
                    available for sale                                         16,432             --
               Purchases of securities available for sale                     (21,569)            --
               Purchase of Federal Home Loan Bank stock                          (534)            --
               Net increase in loans                                          (13,632)        (9,271)
               Purchases of premises and equipment                               (106)          (163)
                                                                             --------       --------
                             Net cash used in investing activities            (10,370)        (9,434)
                                                                             --------       --------

Cash flows from financing activities:
               Net increase in deposits                                        10,290         12,699
               Net increase in FHLB advances                                    8,000          2,000
                                                                             --------       --------
                             Net cash provided by financing activities         18,290         14,699
                                                                             --------       --------

                             Net increase in cash and cash equivalents         10,186          5,108
Cash and cash equivalents, beginning of period                                  5,170          7,278
                                                                             --------       --------
Cash and cash equivalents, end of period                                     $ 15,356       $ 12,386
                                                                             ========       ========



Supplemental cash flow information:
               Interest paid                                                 $  3,311       $  2,891
                                                                             ========       ========
               Taxes paid                                                    $    168       $    146
                                                                             ========       ========

Supplemental disclosure of noncash investing activities:
               Transfer from loans to other real estate owned                $     --       $    532
                                                                             ========       ========
               Net change in unrealized gain on
                   securities available for sale, net of tax                 $    462       $     63
                                                                             ========       ========

                           First Commerce Corporation
                          Notes to Financial Statements
                           September 30, 2001 and 2000
                                   (Unaudited)


1.             Accounting Policies:
               -------------------

               On May 24, 2001, First Commerce Corporation (the "Corporation") was formed as the parent company for First Commerce Bank (the "Bank"), and the Corporation acquired 100% of the outstanding common stock of the Bank. All significant intercompany balances and transactions have been eliminated in consolidation. This transaction is accounted for similar to a pooling of interests; therefore all periods presented have been restated to include the Corporation. The significant accounting policies followed by for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. In management's opinion, all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation have been included in these unaudited financial statements. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements and notes thereto in the Bank's annual report for the year ended December 31, 2000. The results of operations for the nine-month period ended September 30, 2001 is not necessarily indicative of the results to be expected for the full year. The Corporation has determined that it has one significant operating segment; providing general commercial financial services to customers located in the single geographic area of Mecklenburg County, North Carolina and surrounding communities.


2.         Other Borrowing:
           ---------------

               At September 30, 2001, the Bank has outstanding long-term borrowings of $10.0 million from the Federal Home Loan Bank ("FHLB"), of which $5.0 million was borrowed in the first quarter of 2001 and $3.0 million in the third quarter of 2001. There were four separate advances; 1) ten-year final maturity with a convertible provision at the end of the second year, 2) ten-year final maturity with a convertible provision at the end of the fifth year, 3) five-year final maturity in 2005 with a convertible provision on May 2002, and 4) ten-year final maturity in 2011 with a convertible provision on September 6, 2002.


3.             Net Income Per Share:
               --------------------

               Net Income per share has been calculated by dividing net income by both the weighted average number of common shares outstanding and the dilutive common equivalent shares outstanding. Common equivalent shares consist of stock options issued and outstanding. In determining the number of equivalent shares outstanding, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise. At September 30, 2001, outstanding options to purchase 101,200 shares of the Bank's common stock had been granted under the First Commerce Bank 1997 Nonqualified Stock Option Plan for Directors. Additionally at September 30, 2001, outstanding options to purchase 101,135 shares of the Bank's common stock had been granted under the First Commerce Bank 1997 Incentive Stock Option Plan. For the nine-month period ending September 30, 2001, the average market price of the Corporation's common stock was less than the exercise price for all outstanding options except for the shares granted on May 9, 2001 at $7.45 per share. These shares were slightly dilutive having no significant effect on earnings per share.

               On November 1, 2001, the Board of Directors declared a 10% stock dividend payable on November 23, 2001 to shareholders of record on November 13, 2001. Cash will be paid in lieu of fractional shares. Accordingly, all earnings per share calculations have been adjusted. After distribution of shares First Commerce Corporation will have approximately 1,014,957 shares of common stock outstanding.

                           First Commerce Corporation
                    Notes to Financial Statements, continued


4.             Pooled Trust Preferred Transaction:
               ----------------------------------

               First Commerce Corporation is planning a $5 million participation in a pooled trust preferred securities offering. The closing is expected to occur by November 30, 2001. The financing, which qualifies for tier 1 capital treatment, will bear a variable interest rate based on the sixty-day LIBOR plus 375 to 380 basis points and is due in 30 years, callable at par in five years.

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



                               Financial Condition


September 30, 2001 compared to December 31, 2000

The Corporation's total assets increased $20.6 million, or 18.5%, from $111.3 million at December 31, 2000, to $131.9 million at September 30, 2001. The increase was due primarily to an increase in loans, cash and federal funds sold.

Cash and cash equivalents increased $10.2 million, or 197.0%, to $15.4 million at September 30, 2001. At month-end September 30, 2001 several large deposits were received which caused higher than normal levels. Cash and cash equivalents are available to fund the anticipated growth in loans over the near term, in addition to providing liquidity as discussed below.

Securities available for sale decreased $3.1 million, or 11.8%, to $23.0 million at September 30, 2001, from $26.1 million at December 31, 2000. During the first nine months ended September 30, 2001, approximately $21.6 million of securities were purchased, $9.0 million were sold and $16.4 million were called or paid-down. Most of the securities sold were part of a bond swap. The bond swap was a method to sell callable agency securities with a high probability of being called and replacing them with slightly higher yielding mortgage-backed securities or similar securities with more earnings potential when the gain is aggregated with the future cash flows. The resulting gains from the sale of securities totaled $50,000. Total securities held at September 30, 2001 consisted of U.S. Government agency securities, mortgage-backed securities and municipal obligation securities. Management does not engage in the practice of trading securities; rather, the Bank's investment portfolio consists entirely of securities designated as available for sale.

Loans increased $13.6 million, or 17.5%, to $91.6 million at September 30, 2001, from $78.0 million at December 31, 2000. The Bank's borrowing customers are primarily small and medium size businesses centered predominately in the Metro region of Charlotte. However, the Bank does offer a competitive line of consumer loan products and is seeking to offer these products to a broad range of potential customers in its market area. The loan portfolio's composition included a variety of commercial, real estate, consumer and installment loans as follows. Management anticipates that loans will continue to increase as long as interest rates do not rise significantly and the economy does not experience a marked downturn:

                                                            Analysis of Loans
                                                          (Dollars in Thousands)

                                            September 30, 2001            December 31, 2000
                                            ------------------            -----------------
                                           Amount        Percent        Amount         Percent
                                           ------        -------        ------         -------
Commercial                                $32,196         35.13%       $28,142          36.08%

Real estate - construction                  7,776          8.49          6,601           8.46

Real estate - mortgage:
     Residential 1-4                       14,209         15.50         11,762          15.08
     Multi-family                           1,547          1.69          1,469           1.88
     Other                                 30,418         33.19         26,708          34.24


Installment loans to individuals            5,495          6.00          3,327           4.26
                                          -------         -----        -------          -----

                                          $91,641        100.00%       $78,009         100.00%
                                          =======        ======        =======         ======



Deposits increased $10.3 million, or 10.3%, to $110.5 million at September 30, 2001, from $100.2 million at December 31, 2000. The increase is primarily due to increases in non-interest bearing accounts. At September 30, 2001, there was no concentration of deposits from one individual or entity; however, the Bank had 21.9% of its total deposits in the $100,000 and over certificate of deposit category. This level of activity in the $100,000 and over certificates of deposits was due, in some cases, to individuals allocating their deposits among several financial institutions in order for each of their various accounts to approximate the $100,000 deposit insurance limitation of the Federal Deposit Insurance Corporation and due to $5.0 million in brokered certificate of deposits. During the third quarter of 2001, the Bank acquired $5.0 million in brokered CDs with a competitive interest rate for a term of six months. While the Bank anticipates that deposits will continue to increase, the timing and magnitude of deposit growth remains difficult to predict and is affected by the local economy, interest rates paid on competing investments and the confidence of customers in the financial services industry.

Other borrowings increased $8.0 million, to $10.0 million at September 30, 2001, from $2.0 million at December 31, 2000. The proceeds were used to fund loan growth and satisfy the general funding needs of the Bank.

Stockholders' equity amounted to $9.7 million, or 7.3% of total assets, at September 30, 2001, compared to $8.7 million, or 7.8% of total assets, at December 31, 2000. These increases in stockholders' equity, and the related increase in book value per share, were positively impacted by the increase in the market value of securities available for sale. The slight decrease in stockholders' equity as a percent of total assets was primarily attributable to the growth in balance sheet items discussed above.

                                    Liquidity


In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to satisfy general funding needs, the Bank must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from the Bank's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is provided by the Bank's ability to attract deposits and borrow funds. The primary source of liability liquidity is the Bank's customer base, which provides core deposit growth. In addition to the foregoing, the Bank could obtain short-term liquidity through its existing lines of credit with the Bankers Bank of Atlanta and the FHLB. The over-all liquidity position of the Bank is closely monitored and evaluated regularly. Management believes the Bank's liquidity sources at September 30, 2001, were adequate to meet its operating needs.


                              Result of Operations


For the nine months ended September 30, 2001 and 2000

The result of operations for the nine months ended September 30, 2001, was net income of $474,000, or $0.47 per share, compared with net income of $513,000, or $0.51 per share, for the comparable period in 2000. The decrease in earnings was primarily due to income taxes provided for in 2001 of $224,000 versus $57,000 in 2000. Beginning in early January, the Bank exhausted all tax loss carry-forwards and began paying income taxes at the statutory rates. On a pre-tax basis, income for the nine months ended September 30, 2001 was $698,000 versus $570,000 for the same period in 2000.


Interest income for the nine months ended September 30, 2001, was $6.3 million compared with $5.9 million for the comparable period in 2000. This increase was primarily attributable to increased volume in the loan portfolio that was partially offset by an overall decrease in interest rates. Interest expense was $3.2 million for the nine months ended September 30, 2001, compared with $2.9 million for the same period in 2000. This increase was primarily attributable to increased volume in interest-bearing deposit accounts and FHLB advances. Net interest income was $3.0 million for the nine months ended September 30, 2001, an increase of $80,000, or 2.7%, from the comparable period in 2000. The annualized yield on average interest-earning assets decreased 58 basis points to 7.67% and the annualized rate on average interest-bearing liabilities decreased 14 basis points to 4.15%, resulting in an annualized net yield on average interest-earning assets of 3.69%, a 47 basis point decrease for the nine months ended September 30, 2001 compared to the same period in 2000.


The provision for loan losses was $182,000 for the nine months ended September 30, 2001, compared to $150,000 for the comparable period in 2000. This provision was set aside to cover losses inherent in the Bank's loan portfolio. There were no non-performing loans on the Bank's books at September 30, 2001. The allowance for loan losses was 1.35% of total loans outstanding as of September 30, 2001. Management reviews the adequacy of the allowance for loan losses regularly in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management's evaluation of the adequacy of the allowance for loan losses is based on known and inherent risks in the portfolio, adverse situations that may affect borrowers' ability to repay, the estimated value of underlying collateral, the composition of the overall loan portfolio, current economic conditions and other relevant factors.

                      Analysis of Allowance for Loan Losses
                             (Dollars in Thousands)

                                                            December 31,
                                                       ----------------------
                                                        2001            2000
                                                        ----            ----

Beginning balance                                      $1,052          $  945

Charge-offs:
     Residential, 1-4 families                             --              61
     Installment                                           --              13
                                                       ------          ------
Total Chargeoffs                                           --              74

Provision for loan losses                                 182             181
                                                       ------          ------

Ending Balance                                         $1,234          $1,052
                                                       ======          ======

Ratio of net charge offs during period of average          --            0.09%
loans outstanding during the period



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


Other income totaled $393,000 for the nine months ended September 30, 2001, an increase of $195,000 over the comparable period in 2000. Other income included service fees on deposit accounts, various loan fees, safe deposit box rentals, gain on sale of securities and various other items. The increase is primarily due to enhanced efforts to collect service charge fees and higher levels of mortgage loans resulting from lower rates during the first nine months of 2001. Also included in other income is gain on sale of securities of $50,000. As the Bank continues to add accounts and fee income services, other income is expected to increase and become a more significant part of the Bank's total income.


Other expense totaled $2.5 million for the nine months ended September 30, 2000, an increase of $115,000 over the comparable period in 2000. This increase was primarily attributable to an increase occupancy expense relating to the addition of a branch location in second quarter of 2000 and the formation cost of $50,000 for the parent holding company in May 2001.


The Bank recorded $224,000 of income tax expense for the nine months ended September 30, 2001 compared to $57,000 in 2000. The effective tax rate in 2000 was less than the statutory tax rate primarily due to the utilization of deferred tax benefits generated from losses in prior periods to partially offset the current liability.

For the three months ended September 30, 2001 and 2000

The result of operations for the three months ended September 30, 2001, was net income of $187,000, or $0.18 per share, compared with net income of $175,000, or $0.17 per share, for the comparable period in 2000. Interest income for the three months ended September 30, 2001, was $2.083 million compared with $2.058 million for the comparable period in 2000. The $25,000 increase was primarily attributable to increased volume in the loan portfolio partially offset by decrease in interest rates. Interest expense was $1.012 million for the three months ended September 30, 2001, compared with $1.051 million for the comparable period in 2000. This decrease was primarily attributable to lower rates on certificates of deposit. Net interest income was $1.071 million for the three months ended September 30, 2001, an increase of $64,000, or 6.2%, from the comparable period in 2000.

The provision for loan losses was $88,000 for the three months ended September 30, 2001, compared to $30,000 for the comparable period in 2000. This provision is determined based on the evaluation discussed above.

Other income totaled $146,000 for the three months ended September 30, 2001, an increase of $73,000 over the comparable period in 2000. This increase was due to higher account service charge income, mortgage production income and gain on sale of securities available for sale of $26,000. Other expense totaled $854,000 for the three months ended September 30, 2001, a slight decrease over the comparable period in 2000. The Bank recorded income tax expense of $88,000 in the second quarter of 2001 versus $17,000 for the comparable period in 2000.


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

                  Not applicable

         Item 5.  Other Information

                  Not applicable

         Item 6.  Exhibits and Reports on Form 8-K

a)       Not applicable

b) On November 5, 2001 First Commerce Corporation issued a press release, which announced a 10% stock dividend, payable on November 23, 2001 to record holders as of November 13, 2001. Stockholders of record will receive cash in lieu of any fractional shares to which they otherwise would be entitled in an amount equal to the closing price of one share of common stock on November 14, 2001 multiplied by the applicable fraction of a share to which such stockholder would otherwise be entitled.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            First Commerce Corporation
                                            --------------------------
                                                   (Registrant)




Dated  November  9,  2001                   by: /s/  David E. Keul
       ------------------                   ---------------------------
                                                David E. Keul
                                                Senior Vice President and Chief
                                                Financial Officer