Form 10KSB
period 2001-12-31
FIRST COMMERCE CORP
filed 2002-03-29
CIK 1141045

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2001
                            -------------------------

                        Commission file number 000-32807
                   ------------------------------------------


                           FIRST COMMERCE CORPORATION
                        --------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                   North Carolina                      56-1935480
                  ----------------                    -----------
          (State or Other Jurisdiction of          (I.R.S. Employer
           Incorporation or Organization)          Identification No.)

             301 South McDowell Street
                     Suite 100
              Charlotte, North Carolina                    28204
            ---------------------------                   -------
      (Address of Principal Executive Offices)          (Zip Code)

                                 (704) 945-6565
                                 ---------------
              (Registrant's Telephone Number, Including Area Code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None
                                                                  ----

        Securities to be Registered Pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                   ------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 da Yes [ X ] No [ ]


Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. $9,108,879 based on the closing price of such common stock on March 22, 2002, which was $10.85 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 1,014,684 shares of common stock, outstanding at March 22, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of First Commerce Corporation for the year ended December 31, 2001 (the "Annual Report") are incorporated by reference into Part I, Part II and Part IV.

Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders of First Commerce Corporation to be held on April 23, 2002 (the "Proxy Statement"), are incorporated by reference into Part III.

This Form 10-KSB contains forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, changes in interest rate environment, management's business strategy, national, regional, and local market conditions and legislative and regulatory conditions.

Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Readers should also carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS

General

         First Commerce Corporation (the "Company") was formed in 2001 to serve as the holding company for First Commerce Bank (the "Bank"). The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's sole activity consists of owning the Bank. The Company's principal source of income is any dividends which are declared and paid by the Bank on its capital stock.

         The Bank is a commercial bank and began operations on July 31, 1996. The Bank operates for the primary purpose of serving the banking needs of small to medium-sized businesses in its market area. It offers a wide range of banking services, including checking and savings accounts; commercial, installment and personal loans; safe deposit boxes; and other associated services.

         As a North Carolina-chartered bank, the Bank is subject to examination and regulation by the Federal Deposit Insurance Corporation (the "FDIC") and the Commissioner of Banks, North Carolina Department of Commerce (the "Commissioner"). The Bank is further subject to certain regulations of the Federal Reserve governing reserves required to be maintained against deposits and other matters. The business and regulation of the Company and the Bank are also subject to legislative changes from time to time. See "SUPERVISION AND REGULATION."

         The Bank has experienced steady growth over its four year existence. The Bank's assets totaled $136.0 million, $111.3 million and $93.9 million as of December 31, 2001, 2000 and 1999, respectively. The Bank earned a positive net income for the fiscal years ended December 31, 2001 and 2000. Net Income for the fiscal year ended December 31, 2001 was $707,000 or $0.69 per diluted share, compared with $640,000 and $0.63 per diluted share for the fiscal year ended December 31, 2000.

         The Company has no operations and conducts no business of its own other than owning the Bank. Accordingly, the discussion of the business which follows concerns the business conducted by the Bank, unless otherwise indicated.

Subsidiaries

         The Bank is the subsidiary of the Company. In November of 2001, the Company formed First Commerce Capital Trust I, a Delaware business trust and wholly-owned subsidiary of the Company for the purposes of issuing Trust Preferred Securities to the public.

Market Area

         The Bank conducts its business from its corporate headquarters located in downtown Charlotte, North Carolina, an additional branch in Charlotte, and a branch in the Lake Norman area of Mecklenburg County in Cornelius, North Carolina. Charlotte is at the center of a diverse, growing regional economy. Charlotte's traditional economic base includes banking, transportation, and manufacturing. In addition to Bank of America and First Union Corporation, three other Fortune 500 corporations, Duke Energy Corporation, B.F. Goodrich Company and Nucor Corporation, are headquartered in Charlotte. Other large area employers include Carolinas Healthcare System, Presbyterian Healthcare/Novant Health, Harris Teeter, Inc., and U.S. Airways. Traditional industries continue to be the backbone of the Charlotte regional economy, as the financial services sector expands to include insurance and securities, and manufacturing moves into new sectors requiring more advanced skills. Growing sectors of the Charlotte area economy include information services, software manufacturing and design, and travel and entertainment.

Competition

         Commercial banking in Mecklenburg County, and in the State of North Carolina as a whole, is extremely competitive with state laws permitting state-wide branching. The Bank competes directly for deposits in its market area with other commercial banks, credit unions, brokerage firms and all other organizations and institutions engaged in money market transactions. In its lending activities, the Bank competes with all other financial institutions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. In the Bank's market area, approximately 16 banking institutions operate with multiple offices including Bank of America and First Union National Bank, among the largest commercial banks in the country, both of which are headquartered in Charlotte.

Interest Income and Expense

         The Bank's results of operations depend primarily on its net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. Net interest income represents the difference between income derived from interest-earning assets and interest expenses incurred on interest-bearing liabilities. Net interest income is affected by both (i) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities outstanding during the period.

         The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest earning assets and interest bearing liabilities. This table distinguishes between (i) changes attributable to volume (changes in volume multiplied by the prior period's rate) and (ii) changes attributable to rate (changes in rate multiplied by the prior period's volume). Mixed changes (changes in volume multiplied by change in rate) have been allocated to the volume and rate changes in proportion to the absolute dollar amounts of the change in each.


                                                         2001 vs. 2000                                2000 vs. 1999
                                      ----------------------------------------          -----------------------------------------
                                                                         (Dollars in Thousands)
                                                Increase (Decrease) Due To                        Increase (Decrease) Due To
                                        Volume            Rate           Total          Volume             Rate            Total
                                       ------             ----          -----           ------             ----            -----
Interest income:
   Federal funds sold                 $   (151)       $   (106)        $   (257)         $    39            $  65          $  104
   Securities-taxable                      320             (49)             271              112               44             156
   Securities-non-taxable                    5              46               51                -                -               -
   Loans                                   687            (481)             206            1,153              309           1,462
                                           ---            -----             ---            -----              ---           -----

                                           861            (590)             271            1,304              418           1,722
                                           ---            -----             ---            -----              ---           -----
Interest expense:
   NOW accounts                              2             (15)             (13)              19               (6)             13
   Money market and savings                (42)           (222)            (264)              33              120             153
   Time certificates and IRA's             135            (236)            (101)             592              269             861
   Federal Funds Purchased
       and FHLB advances                   518             (14)             504               64                8              72
                                           ---             ----             ---              ---            -----             ---

                                           613            (487)             126              708              391           1,099
                                           ---            -----             ---              ---              ---           -----

Net interest income                    $   248        $   (103)         $   145          $   596            $  27          $  623
                                       =======        =========         =======          =======            =====          ======


         The following table presenting average balances, tax equivalent net interest income and average rates earned and paid, sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or incurred on such amounts and the average rate earned or incurred for the years ended December 31, 2001 and 2000. The table also sets forth the average rate earned on total earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin on average total earning assets for the same periods.


Average Yield/Rate Analysis
(Dollars in Thousands)

                                                                                                                 Annualized
                                                                                            Interest               Average
For the year ended December 31, 2001                         Average Balance              Income/Expense          Yield/Rate
------------------------------------                         ---------------              --------------          ----------
Interest-earning assets:
   Securities-taxable                                            $  24,674                  $   1,487                 6.03%
   Securities-non-taxable                                              730                         51                 6.96
   Federal funds sold                                                1,346                         44                 3.27
   Loans                                                            86,648                      6,715                 7.75
                                                                    ------                      -----                 ----

                                                                   113,398                      8,297
                                                                   -------                      -----
Total interest-earning assets
Yield on average interest-earning assets                                                                              7.32
                                                                                                                      ====
Other noninterest-earning assets                                     6,267
                                                                     -----
Total assets                                                      $119,665
                                                                  ========

Interest-bearing liabilities:
   NOW accounts                                                      4,379                         39                 0.89
   Money market and savings                                         19,392                        614                 3.17
   Time certificates and IRA's                                      52,671                      2,934                 5.57
   Federal funds purchased, FHLB
advances and trust securities                                       10,879                        589                 5.41
                                                                    ------                     ------
Total interest-bearing liabilities                                  87,321                      4,176
                                                                    ------                      -----
Rate on average interest bearing liabilities                                                                          4.78
                                                                                                                      ====

Noninterest-bearing liabilities:
   Demand deposits                                                  21,349
   Other liabilities                                                 1,700
                                                                   -------
Total noninterest-bearing liabilities                               23,049
                                                                    ------
Total liabilities                                                  110,370
                                                                   -------
Stockholders' equity                                                 9,295
                                                                     -----
Total liabilities and stockholders' equity                        $119,665
                                                                  ========
Net yield on interest-earning assets                                                                                  3.64%
                                                                                                                      =====







                                                Average Yield/Rate Analysis
                                                  (Dollars in Thousands)
                                                                                                            Annualized
                                                                Average                 Interest              Average
For the year ended December 31, 2000                            Balance              Income/Expense         Yield/Rate
------------------------------------                            -------              --------------         ----------
Interest-earning assets:
   Taxable investments                                            $ 19,329                 $1,216              6.29%
   Federal funds sold                                                4,592                    301               6.55
   Loans                                                            72,926                  6,509               8.93
                                                                    ------                  -----
Total interest-earning assets                                       96,847                  8,026
                                                                    ------                  -----
Yield on average interest-earning assets                                                                        8.29
                                                                                                                ====
Other noninterest-earning assets                                     5,213
                                                                     -----
Total assets                                                      $102,060
                                                                  ========

Interest-bearing liabilities:
   NOW accounts                                                      4,242                     52               1.23
   Money market and savings                                         20,421                    878               4.30
   Time certificates and IRA's                                      50,618                  3,035               6.00
   Federal funds purchased
                                                                     1,230                     85               6.91
                                                                     -----                 ------
Total interest-bearing liabilities                                  76,511                  4,050
                                                                    ------                  -----
Rate on average interest bearing liabilities                                                                    5.29
                                                                                                                ====

Noninterest-bearing liabilities:
   Demand deposits                                                  16,147
   Other liabilities                                                 1,470
                                                                     -----
Total noninterest-bearing liabilities                               17,617
                                                                    ------
Total liabilities                                                   94,128
                                                                    ------
                                                                     7,932
Stockholders' equity                                              $102,060
                                                                  ========
Total liabilities and stockholders' equity                                                                     4.11%
                                                                                                               =====
Net yield on interest-earning assets


(Note: The Bank had no loans classified as non-accrual during the periods ended December 31, 2001 and 2000. Thus, these figures do not include non-accrual loans.)

Non-interest Income and Expense.

          Non-interest income for December 31, 2001 totaled $601,000, an increase of approximately $339,000 or 129.4% over non-interest income of $262,000 for 2000. Total non-interest expense for 2001 amounted to $3.5 million. This was a 1.2% increase over the $3.4 million reported in 2000.

Liquidity

          In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to satisfy general funding needs, the Bank must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from the Bank's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is provided by the Bank's ability to attract deposits and borrow funds. The primary source of liability liquidity is the Bank's customer base that provides core deposit growth. In addition to the foregoing, the Bank could obtain short term liquidity through its existing lines of credit with the Bankers Bank of Atlanta, Georgia and the Federal Home Loan Bank ("FHLB") of Atlanta. The over-all liquidity position of the Bank is closely monitored and evaluated regularly. Management believes the Bank's liquidity sources at December 31, 2001, were adequate to meet its operating needs.

Effects of Inflation and Changing Prices

          A commercial bank has an asset and liability structure that is distinctly different from that of a company with substantial investments in plant and inventory because the major portion of a bank's assets are monetary in nature. As a result, a bank's performance may be significantly influenced by changes in interest rates. Although the banking industry is more affected by changes in interest rates than by inflation in the prices of goods and services, inflation is a factor which may influence interest rates. Yet, the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. Inflation does effect operating expenses in that personnel expenses and the cost of supplies and outside services tend to increase during periods of high inflation.

          The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001, which are projected to reprice or mature in each of the future time periods shown.


                   Distribution of Interest-Earning Assets and Interest-Bearing Liabilities
                                            Repricing Schedule
                                           December 31, 2001
                                       (Dollars in Thousands)
                                              One Year             One to            Over
                                               or Less            Five Years       Five Years        Total
                                             -----------           --------       ----------         -----
Interest-earning assets:
   Federal funds sold                           $  2,415           $   --            $   --        $  2,415
   Investment securities                             517              4,445            26,437        31,399
   Loans                                          68,830             19,332             5,707        93,869
                                                --------           --------          --------      --------
Total                                           $ 71,762           $ 23,777          $ 32,144      $127,683
                                                ========           ========          ========      ========
Interest-bearing liabilities:
   Savings, NOW, money market                   $ 19,729           $   --            $   --        $ 19,729
   Time deposits $100,000 and over                24,968              1,646              --          26,614
   Time deposits under $100,000                   26,710              3,260              --          29,970
   Other borrowings                                 --                2,000            13,000        15,000
                                                --------           --------          --------      --------
Total                                           $ 71,407           $  6,906          $ 13,000      $ 91,313
                                                ========           ========          ========      ========
Interest sensitivity gap                        $    355           $ 16,871          $ 19,144      $ 35,585
                                                ========           ========          ========      ========
Cumulative gap                                  $    355           $ 17,226          $ 36,370      $ 35,585
                                                ========           ========          ========      ========
Ratio of interest-sensitive assets to
   interest-sensitive liabilities                 100.50%            344.29%           247.26%       139.83%
Cumulative ratio of interest-sensitive
   assets to interest-sensitive liabilities       100.50%            122.00%           247.26%       139.83%



          The following table sets forth certain additional key financial ratios for the Bank.


                                                                     2001                    2000
                                                                     ----                    ----
Return on average assets                                             0.59%                  0.63%
Return on average stockholders' equity                               7.60%                  8.07%
Average stockholders' equity as a percentage of average assets       7.77%                  7.77%


Lending Activities

          General. The Bank's primary source of revenue is interest and fee income from its lending activities, consisting primarily of business loans secured by real estate, personal property and accounts receivable;



unsecured business loans; consumer loans, which are secured by consumer products, such as automobiles; unsecured consumer loans; commercial real estate loans; and other loans. On December 31, 2001, approximately 77% of the Bank's loan portfolio was secured by real property, 9% was secured by personal property, and 14% was unsecured. On December 31, 2001, the largest amount the Bank had outstanding to any one borrower and its affiliates was approximately $1.6 million. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan modifications, late payments, loan assumptions and other miscellaneous services.

          Loan Portfolio Composition. The Bank's consolidated net loan portfolio totaled approximately $93.9 million at December 31, 2001 representing 69.0% of the Bank's total assets. At December 31, 2001, approximately 53% of the Bank's net loan portfolio was composed of adjustable rate loans, and approximately 47% of the Bank's net loan portfolio was composed of fixed rate loans. At December 31, 2001, approximately $5.6 million, or 5.94% of the Bank's net loan portfolio was composed of consumer loans. On such date, approximately $30.7 million, or 32.67%, of the Bank's net loan portfolio was composed of commercial loans and approximately $57.6 million, or 61.39%, consisted of real estate loans.

          The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.


                                                                           Analysis of Loans
                                                                         (Dollars in Thousands)
                                                           December 31, 2001                       December 31, 2000
                                                   ------------------------------             ----------------------------
                                                     Amount              Percent              Amount            Percent
                                                   -------               ------               -------            ------
Commercial                                         $30,666                32.67%              $28,142             36.08%
Real estate - construction                           6,872                  7.32                6,601               8.46
Real estate - mortgage:
   Residential 1-4                                  14,447                 15.39               11,762              15.08
   Multi-family                                      1,597                  1.70                1,469               1.88
   Other                                            34,709                 36.98               26,708              34.24

Installment loans to individuals                     5,578                  5.94                3,327               4.26
                                                   -------               ------               -------            ------
                                                   $93,869               100.00%              $78,009            100.00%
                                                   =======               =======              =======            =======

          The following table sets forth the time to contractual maturity of certain components of the Bank's loan portfolio at December 31, 2001.


                                                                    Analysis of Certain Loan Maturities
                                                                         (Dollars in Thousands)
December 31, 2001                                Commercial             Real Estate-Construction                   Total
-----------------                         -----------------------        -----------------------        -----------------------
                                            Amount        Percent        Amount          Percent          Amount        Percent
                                            ------        -------        ------          -------          ------        -------
Due within one year                       $   8,279       27.00%         $   5,341        77.72%         $   13,620      36.28%
Due after one year through
   five years:
   Fixed rate                                 9,471       30.88%             1,331        19.37%             10,802      28.78%
   Variable rate                             10,170       33.16%               200         2.91%             10,370      27.63%
                                             ------       ------            ------        ------             ------      ------
                                             19,641       64.04%             1,531        22.28%             21,172      56.41%
Due after five years
    Fixed rate                                1,539        5.02%                 -         0.00%              1,539      4.10%
   Variable rate                              1,207        3.94%              -            0.00%              1,207      3.21%
                                              -----        -----           -------         -----              -----      -----
                                              2,746        8.96%                 -         0.00%              2,746      7.31%
Total                                      $ 30,666       100.00%        $   6,872        100.00%            37,538     100.00%
                                           ========       =======        =========        =======            ======     =======


          The Bank did not purchase or sell any loans in fiscal 2001 or 2000.

          Lines of Credit. In addition to the outstanding loans, the Bank has certain revolving loans and lines of credit which may be drawn upon by its customers from time to time. As of December 31, 2001, 16.0 million was available under such credit lines. A sudden draw on these lines of credit and revolving loans could reduce the level of liquidity maintained by the Bank.

          Asset Classification. Applicable regulations require each insured institution to "classify" its own assets on a regular basis. In addition, in connection with examinations of financial institutions, regulatory examiners have authority to identify problem assets and, if appropriate, classify them. Problem assets are classified as "substandard," "doubtful" or "loss," depending on the presence of certain characteristics as discussed below.

          An asset is considered "substandard" if not adequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a loss reserve is not warranted.

          As of December 31, 2001, the Bank had approximately $159,700 million of loans classified as "substandard." As of December 31, 2001, the Bank had one loan classified as "doubtful" or "loss with an outstanding balance of $5,800. The Bank had no restructured, nonaccrual loans, or troubled debt restructuring at December 31, 2001. Total classified assets as of December 31, 2001 and 2000 were approximately $166,000 and $8,000, respectively.

          In connection with the filing of periodic reports with regulatory agencies, the Bank reports any assets which possess credit deficiencies or potential weaknesses deserving close attention by management. These assets may be considered "special mention" assets and do not yet warrant adverse classification. At December 31, 2001, the Bank had approximately $523,000 million of loans in the "special mention" category.

          When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risks associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as "loss," it charges off the balance of the asset. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Commissioner which can order the establishment of additional loss allowances.

          Allowance for Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan as well as general economic conditions. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's historical loan loss experience, evaluation of economic conditions and regular review of delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loans.

          Management actively monitors the Bank's asset quality, charges off loans against the allowance for loan losses when appropriate and provides specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

          The following table describes the activity related to the Bank's allowance for loan losses for the years ended December 31, 2001 and 2000.


                                            Analysis of Allowance for Loan Losses
                                                    (Dollars in Thousands)
                                                          December 31,
                                               --------------------------------
                                                2001                   2000
                                                ----                   ----
Beginning balance                              $1,052                 $ 945
Charge-offs:
   Residential, 1-4 families                       --                    61
   Installment                                     --                    13
                                                   --                 -----
Total Chargeoffs                                   --                    74
Provision for loan losses                         211                   181
                                                -----                ------
Ending balance                                 $1,263                $1,052
                                                -----                ======


Ratio of net charge offs during period of         N/A                  0.09%
average loans outstanding during the
period

                                       11

The balance in the allowance for loan losses is unallocated. The unallocated portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that explicitly accounts for the inherent imprecision in loan loss migration models. The Corporation has expanded the geographic footprint in which it operates, and changed its portfolio mix in recent years. Loss data representing a complete economic cycle is not available for all sectors. The uncertainty following the events of September 11th and the recessionary environment also impact the estimates of loss. Losses used in the migration analysis may not be representative of actual losses inherent in the portfolio that have not yet been realized.

Investments

          Interest income from investment securities generally provides the second largest source of income to the Bank after interest on loans. In addition, the Bank receives interest income from interest on federal funds invested overnight with other financial institutions.

          On December 31, 2001, the Bank's investment securities portfolio totaled approximately $31.4 million and consisted of $17.5 million U.S. Government Agencies obligations, $2.2 million Municipal Obligations, $8.9 million Mortgage Backed Securities, $2.0 million Trust Preferred Securities and $0.8 million Federal Home Loan Bank Stock.

          As of July 31, 1996 (date of opening), the Bank adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, the accounting for investment securities held as assets is dependent upon their classification as held to maturity, available for sale, or trading assets. Such assets classified as held to maturity are carried at cost, adjusted for the amortization of premiums and accretion of discounts. Assets available for sale and trading assets are carried at market value. Unrealized holding gains and losses for assets available for sale are reported as other comprehensive income. Unrealized holding gains and losses for trading assets are included in earnings of the current period. In order for the securities to qualify as assets held to maturity, the Bank must have both the positive intention and the ability to hold them to maturity. Management utilizes these criteria in determining the accounting treatment accorded such securities.

          The Bank's investment strategy is intended, among other things, to (i) provide and maintain liquidity, (ii) maintain a balance of high quality, diversified investments to minimize risk, (iii) maximize returns, and (iv) manage interest rate risk. In terms of priorities, safety is considered more important than liquidity or return on investment. The Bank does not engage in hedging activities.

          The following table sets forth certain information regarding the amortized cost, market value, and weighted average yields of the Bank's investment securities portfolios at the dates indicated.



                                                          Analysis of Securities Available for Sale
                                                                    (Dollars in Thousands)
                                                One Year     Five Years        After                               Average Maturity
                                Due One Year  Through Five   Through Ten        Ten              Estimated Market        in
December 31, 2001                 or Less         Years         Years          Years      Total       Value            Years
-----------------                 -------         -----         -----           -----      -----      -----            -----
U.S. Government agencies           $   500       $ 3,995         $12,991     $     -    $17,486      $17,609            5.85
State, County and Municipal
   Obligations                           -           337             829         994      2,160        2,109            8.65
Trust Preferred Securities               -             -               -       2,000      2,000        2,000           30.00
Mortgage Backed Securities               -             -               -       8,911      8,911        8,896           11.34
                                   -------        ------         -------     -------     -----       -------           -----
             Total                 $   500       $ 4,332         $13,820     $11,905    $30,557      $30,614            9.23
                                   =======       =======         =======     =======    =======      =======           =====

Weighted average yields:
U.S. Government agencies             6.07%         5.39%           5.60%         n/a
State, County and Municipal            n/a         4.33%           5.58%       6.58%
   Obligations
Trust Preferred Securities             n/a           n/a             n/a       7.10%
Mortgage Backed Securities             n/a           n/a             n/a       6.10%

December 31, 2000
U.S. Government agencies           $     -       $23,718         $ 2,000      $    -    $25,718      $25,556            3.51
State, County and Municipal              -            -                -         506        506          506           13.06
                                   -------       -------         -------      ------    -------      -------
   Obligations
             Total                 $     -       $23,718         $ 2,000      $  506    $26,223      $26,062            3.69
                                   =======       =======         =======      ======                                    ====
Weighted average yields:
U.S. Government agencies               N/A         6.21%           6.75%         N/A
                                       ---
State, County and Municipal
   Obligations                         N/A           N/A             N/A       7.01%
                                       ===           ===             ===       =====

Deposits

          The Bank primarily uses deposits to fund its loans and investment portfolio. The Bank attracts both short- term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers savings accounts, checking accounts, and fixed and variable interest certificates with varying maturities. All deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition and other factors. The Bank's deposits traditionally have been obtained primarily from its market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, including print media advertising and direct mailings. The Bank does not advertise for deposits outside its local market area and had $5 million of broker deposits as of December 31, 2001.

          Since its opening in July 1996, that Bank has experienced consistent growth in its deposits. On December 31, 2001 and 2000, the Bank's deposits totaled $110.7 million and $100.2 million, respectively.

          The following table sets forth certain information regarding the Bank's deposits for the fiscal years ended December 31, 2001 and 2000.



                                                                           Analysis of Deposits
                                                                        (Dollars in Thousands)
                                                               2001                                        2000
                                                  -----------------------------              -----------------------------
                                                  Average                                    Average
                                                  Balance               Percent              Balance               Percent
                                                  -------               -------              -------               -------
Interest-bearing deposits:
   NOW accounts                                  $ 4,379                4.48%                $ 4,242                4.64%
   Money market and savings                       19,392                19.83                20,421                22.34
   Time certificates and IRA's                    52,671                53.86                50,618                55.36
                                                  ------                -----                ------                -----

Total interest-bearing deposits                   76,442                78.17                75,281                82.34
                                                  ------                -----                ------                -----
Noninterest-bearing deposits:
   Demand deposits                                21,349                21.83                16,147                17.66
                                                 -------                -----                ------                -----
Total deposits                                   $97,791               100.00%               $91,428              100.00%
                                                 =======               ======                =======              =======


          As of December 31, 2001, the aggregate amount of time certificates of deposits in amounts greater than or equal to $100,000 was $26.6 million. The following table presents the maturity of these time certificates of deposit at the dates indicated.


                                                             Time Deposits $100,000 and Over at December 31:
                                                                          (Dollars in Thousands)
                                                                    2001                        2000
                                                                    ----                        ----
Maturing in 3 months or less                                      $ 13,293                     $ 5,190
Maturing after 3 months but less than 6 months                      6,842                       5,065
Maturing after 6 months but less than 12 months                     4,833                       5,793
Maturing after 12 months                                            1,646                        111
                                                                    -----                       ----
                                                                   $26,614                     $16,159
                                                                   =======                     =======

Borrowed Funds

          In the past, the Bank has purchased federal funds and received FHLB advances for the purpose of short- term borrowings; however, the Bank's need for such short term funds is very infrequent. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other typical sources, such as deposits and the repayment of loans to the Bank. If the Bank elected to treat them as such, borrowings may also be used on a longer term basis for general business purposes. As of December 31, 2001, the Bank had outstanding borrowings of $10 million . As of December 31, 2000, the Bank had outstanding borrowings of $2 million.

          In November 2001, the Corporation participated in a pooled trust preferred securities offering in the amount of $5.0 million. These securities bear a variable interest rate based on the six-month LIBOR plus 375 basis points, mature in 2031 and are callable at par in five years. The Corporation capitalized cost realized to the debt and is amortizing the cost over five years.

Capital Resources.

          The principal asset of the Company is its investment in the Bank. Thus, the Company derives its principal source of income through dividends from the Bank. Certain regulatory and other requirements restrict the lending of funds by the Bank to the Company and the amount of dividends which can be paid to the Company. In addition, certain regulatory agencies may prohibit the payment of dividends by the Bank if they determine that such payment would constitute an unsafe or unsound practice.

          The Company and the Bank must comply with regulatory capital requirements established by the applicable federal regulatory agencies. Under the Federal Reserve Board (the "FRB") standards, the Company must maintain a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.00 percent and a minimum ratio of total capital to risk-weighted assets of 8.00 percent. Tier I capital is comprised of total shareholders' equity calculated in accordance with generally accepted accounting principles less certain intangible assets and excluding unrealized gains or losses on securities available for sale. Total capital is comprised of Tier I capital plus certain adjustments, the largest of which for the Company is the allowance for loan losses (up to 1.25 percent of risk weighted assets). Total capital must consist of at least 50 percent of Tier I capital. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company adjusted for their related risk levels using amounts set forth in FRB regulations.

          In addition to the aforementioned risk-based capital requirements, the Company is subject to a leverage capital requirement, requiring a minimum ratio of Tier I capital to total adjusted average assets of 3.00 percent to 5.00 percent.

          At December 31, 2001, both the Company and the Bank were in compliance with all existing capital requirements. The Company's consolidated capital requirements are summarized in the table below.

                                                                                                         Risk-Based Capital
                                                                                                         ------------------
                                        Leverage Capital                        Tier I                          Total
                                     -----------------------        ----------------------------       ------------------------
                                                                                          Risk-
                                                      Total                             Weighted                        Risk-
                                                      % of                               % of                          Weighted
                                      Amount          Assets           Amount            Assets         Amount       % of Assets
                                      ------          ------           ------            ------         ------       -----------
                                                                       (Dollars in Thousands)
Actual  .....................        $ 12,695         9.81%         $     12,695         11.91%        $ 13,958          13.10%

Minimum capital                         5,174         4.00                 4,263         4.00             8,526           8.00
  standard ..................

Excess of actual regulatory
  capital over minimum
  regulatory capital
  standard  .................        $  7,521        5.81%         $      8,432          7.91%        $     5,432         5.10%


Employees

          As of December 31, 2001, the Bank had thirty-three (33) full-time employees and one (1) part-time employee.

Supervision and Regulation

          Bank holding companies and commercial banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company, the Bank and any subsidiaries. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company. Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations and competitive relationship of financial institutions are introduced regularly. The Company cannot predict whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

          General. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank's total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan. The Company, as a registered bank holding company, is subject to the regulation of the Federal Reserve. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

          In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by its deposit insurance funds as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the deposit insurance funds. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

          As a result of the Company's ownership of the Bank, the Company is also registered under the bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Commissioner.

          Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve's capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

          Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC's regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%.

          Dividend and Repurchase Limitations. The Company must obtain Federal Reserve approval prior to repurchasing Common Stock for in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and
(iii) is not the subject of any unresolved supervisory issues.

          Although the payment of dividends and repurchase of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the ability of the Company to pay dividends or repurchase shares may be dependent upon the Company's receipt of dividends from the Bank.

          North Carolina commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. Dividends may be paid by the Bank from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by North Carolina law. Also, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is defined in the applicable law and regulations).

          Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Bank Insurance Fund, such as the Bank, shall be as specified in a schedule required to be issued by the FDIC. FDIC assessments for deposit insurance range from 0 to 31 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors.

          Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 2001, the Bank was in compliance with this requirement.

          Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions' records of meeting the credit needs of their communities, using the ratings of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance," and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a "satisfactory" rating in its last CRA examination which was conducted during 1997.

          Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the regulations, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating);
(B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

          Changes in Control. The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve. Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the Company or controls in any manner the election of a majority of the directors of the Company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Securities Exchange Act of 1934 or the acquiror will be the largest shareholder after the acquisition.

          Federal Securities Law. The Company has registered its Common Stock with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

          Transactions with Affiliates. Under current federal law, depository institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal shareholders. Under Section 22(h), loans to directors, executive officers and shareholders who own more than 10% of a depository institution (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution's loans-to-one-borrower limit (as discussed below).
Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and shareholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any "interested" director may not participate in the voting. The FDIC has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the Bank. The FDIC has imposed additional limits on the amount a bank can loan to an executive officer.

          Loans to One Borrower. The Bank is subject to the Commissioner's loans to one borrower limits which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and unimpaired surplus.

          The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (the "GLB Act") was signed into law on November 12, 1999 to remove barriers separating banking, securities and insurance firms and to make other reforms.

          Financial Affiliations. Title I of the GLB Act facilitates affiliations among banks, securities firms and insurance companies. Financial organizations may structure new financial affiliations through a holding company structure, or a financial subsidiary (with limitations on activities and appropriate safeguards). A bank holding company may now qualify as a financial holding company and expand into a wide variety of services that are financial in nature, provided that its subsidiary depository institutions are well-managed, well-capitalized and have received a "satisfactory" rating on their last Community Reinvestment Act examination. A bank holding company which does not qualify as a financial holding company under the GLB Act is generally limited in the types of activities in which it may engage to those that the Federal Reserve had recognized as permissible for a bank holding company prior to the date of enactment of the GLB Act.

          National banks remain limited in the scope of activities they may exercise directly within the bank, but an eligible national bank may have a financial subsidiary that exercises many of the expanded financial services authorized for a financial holding company. A national bank cannot engage in merchant banking either directly or through a subsidiary, but a financial holding company is authorized to have an affiliate company that engages in merchant banking. State-chartered banks may have financial subsidiaries that, upon meeting eligibility criteria, can engage in activities permitted for financial subsidiaries of national banks.

          Functional Regulation. The GLB Act designates the Federal Reserve as the overall umbrella supervisor of the new financial services holding companies. The GLB Act adopts a system of functional regulation where the primary regulator is determined by the nature of activity rather than the type of institution. Securities activities are regulated by the SEC and other securities regulators, insurance activities by the state insurance authorities, and banking activities by the appropriate banking regulator.

          Insurance. The GLB Act reaffirms that states are the regulators for insurance activities of all persons, including acting as the functional regulator for the insurance activities of federally-chartered banks. However, states may not prevent depository institutions and their affiliates from conducting insurance activities.

          Privacy. The GLB Act imposes restrictions on the ability of financial services firms to share customer information with nonaffiliated third parties. The GLB Act: (i) requires financial services firms to establish privacy policies and disclose them annually to customers, explaining how nonpublic personal information is shared with affiliates and third parties; (ii) directs regulatory agencies to adopt standards for sharing customer information; (iii) permits customers to prohibit ("opt-out") of the disclosure of personal information to nonaffiliated third parties; (iv) prohibits the sharing with marketers of credit card and other account numbers; and, (v) prohibits "pretext" calling. The privacy provisions do allow, however, a community bank to share information with third parties that sell financial products, such as insurance companies or securities firms.

          Other. The GLB Act reforms the Federal Home Loan Bank System to provide small banks with greater access to funds for making loans to small business and small farmers. Also, the GLB Act obligates operators of automated teller machines to provide notices to customers regarding surcharge practices. The GLB Act also provides that CRA agreements between financial institutions and community groups must be disclosed and reported to the public.

          Other. Additional regulations require annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state chartered institutions examined by state regulators, and establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards.

          The Bank is subject to examination by the FDIC and the Commissioner. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, fair credit reporting laws and laws relating to branch banking. The Bank, as an insured North Carolina commercial bank, is prohibited from engaging as a principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards.

          Under Chapter 53 of the North Carolina General Statutes, if the capital stock of a North Carolina commercial bank is impaired by losses or otherwise, the Commissioner is authorized to require payment of the deficiency by assessment upon the bank's shareholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder, upon 30 days notice, to sell as much as is necessary of the stock of such shareholder to make good the deficiency.

ITEM 2.           DESCRIPTION OF PROPERTY

          The Bank leases its two full service office sites. One of the branch properties, which also serves as the Bank's headquarters, is located at 301 South McDowell Street, Charlotte, North Carolina. The term of this lease expires on December 31, 2005. The lease payments are $12,447 per month. A second branch office is located at 4415 Sharon Road, Charlotte, North Carolina. The term of the lease expires on December 31, 2007. The lease payments are $7,583 per month. The Bank also leases the site of its branch office at 8222 Village Harbor Drive, Cornelius, North Carolina on a month-to-month term for $1,667 per month.

          On November 30, 1999, the Bank purchased approximately 1.2 acres at the Jameson Square shopping center in Cornelius, North Carolina. The Bank intends to build a 12,000 square foot two-story building with four units. One unit will be a full-service branch of the Bank, subject to regulatory approval, and the other three units will be sold. The Bank recently received a building permit and is waiting for a drive-way permit to begin construction. Construction should be complete in 2003. The net book value of the property and all improvements thereon, on December 31, 2001 was $428,000.

          The total net book value of the Bank's furniture, fixtures and equipment on December 31, 2001 was $790,000. All properties are considered by the Bank's management to be in good condition and adequately covered by insurance.

ITEM 3.           LEGAL PROCEEDINGS

          In the opinion of management, the Company is not involved in any pending legal proceedings other than routine, non- material proceedings occurring in the ordinary course of business.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of the Company's shareholders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The information required by this Item is set forth under the section captioned "Market for the Common Stock, Stock Prices and Dividends" on the inside back cover of the the Annual Report, which section is incorporated herein by reference. See "Item 1. BUSINESS--Supervision and Regulation-Dividend and Repurchase Limitations" above for regulatory restrictions which limit the ability of the Company to pay dividends.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          The information required by this Item is set forth in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 6 of the Annual Report, which section is incorporated herein by reference.

ITEM 7.           FINANCIAL STATEMENTS

          The consolidated financial statements of the Company and supplementary data set forth on pages 7 through 22 of the Annual Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On September 11, 2000, the Board of Directors approved the dismissal of the PricewaterhouseCoopers LLP, accounting firm ("PWC"). On the same date, the Board engaged McGladrey & Pullen LLP ("McGladrey"). During the two years ended December 31, 1998 and 1999, and the subsequent interim period ended September 11, 2000, the Bank had not consulted McGladrey with regard to either:
(i) application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Bank's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event.

          PWC's reports on the financial statements for the year ended December 31, 1999, contained neither an adverse opinion nor a disclaimer of opinion, nor was either report qualified as to uncertainty, audit scope, or accounting principles. Furthermore, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during or for the year 1999 or any subsequent interim period through September 11, 2000.


                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal I - Election of Directors - Nominees" on pages 5 through 7 of the Proxy Statement and "Executive Officers" on page 9 of the Proxy Statement, which sections are incorporated herein by reference.

          The information required by this Item regarding compliance with
Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on pages 2 through 4 of the Proxy Statement, which section is incorporated herein by reference.

ITEM 10.          EXECUTIVE COMPENSATION

          The information required by this Item is set forth under the sections captioned "Board of Directors and Its Committees - Director Compensation" on page 8 and 9 and "Executive Compensation" on pages 9 through 12 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners" on pages 2 through 5 of the Proxy Statement.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          See the section captioned "Executive Compensation - Indebtedness of and Transactions with Management" on pages 13 and 14 of the Proxy Statement, which section is incorporated herein by reference.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

13(a)1 Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

                  (a)      Independent Auditors' Report

                  (b) Consolidated Statements of Condition as of December 31, 2001 and 2000

                  (c) Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999

                  (d) Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

                  (e) Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

                  (f)      Notes to Consolidated Financial Statements

13(a)2            Financial Consolidated Statement Schedules

                  All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

13(a)3            Exhibits

                  Exhibit (3)(i) Articles of Incorporation of First Commerce Corporation., incorporated by reference to Exhibit
                                          (3)(i) to the Form 8-A filed with the
                                          Securities and Exchange Commission on
                                          May 24, 2001

                  Exhibit (3)(ii) Bylaws of First Commerce Corporation, incorporated by reference to Exhibit (3)(ii) to the Form 8-A filed with the Securities and Exchange Commission on May 24, 2001

                  Exhibit (4) Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 8-A filed with the Securities and Exchange Commission on May 24, 2001

                  Exhibit (10)(a) Employment Agreement between First Commerce Bank and Wesley W. Sturges, dated July 8, 1998.

                  Exhibit (10)(b) Employment Agreement between First Commerce Bank and E. Michael Gudely, dated July 8, 1998.

                  Exhibit (11) Statement Regarding Computation of Per Share Earnings

                  Exhibit (13) First Commerce Corporation 2001 Annual Report to Stockholders

                  Exhibit                 (21) Subsidiaries of First Commerce
                                          Corporation

                  Exhibit                 (23) Consent of Independent Certified
                                          Public Accountants

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  FIRST COMMERCE CORPORATION

                                  By:   /s/ Wesley W. Sturges
                                       ----------------------
                                       Wesley W. Sturges
                                       President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Signature                                           Title                                       Date
---------                                           -----                                       ----
/s/ Wesley W. Sturges                  President, Chief Executive Officer                   March 22, 2002
--------------------------             and Director
Wesley W. Sturges

/s/ David E. Keul                      Senior Vice President, Chief                         March 22, 2002
--------------------------             Financial Officer and Secretary
David E. Keul

/s/ Robert D. Culbertson               Director                                             March 22, 2002
--------------------------
Robert D. Culbertson

/s/ G. Dixon Handshaw                  Director                                             March 22, 2002
--------------------------
G. Dixon Handshaw

/s/ Harriet A. Kaplan                  Director                                             March 22, 2002
--------------------------
Harriet A. Kaplan

/s/ Earl D. Leake                      Director                                             March 22, 2002
--------------------------
Earl D. Leake
                                                                                            March 22, 2002
----------------------------           Director
William G. Loeffler

/s/ Penny J. Parks                     Director                                             March 22, 2002
--------------------------
Penny J. Parks

/s/ James Y. Preston                   Director                                             March 22, 2002
--------------------------
James Y. Preston

/s/ David M. Sidbury                   Director                                             March 22, 2002
--------------------------
David M. Sidbury

/s/Richard C. Siskey                   Director                                             March 22, 2002
--------------------------
Richard C. Siskey

/s/ James E. Smith                     Director                                             March 22, 2002
--------------------------
James E. Smith

/s/ William G. Staton                  Director                                             March 22, 2002
--------------------------
William G. Staton
                                       Director
----------------------------
Howard E. Virkler



                                INDEX TO EXHIBITS



Exhibit No.                               Description
-----------                               -----------

Exhibit (10)(a)      Employment Agreement between First Commerce Bank and
                     Wesley W. Sturges, dated July 8, 1998.

Exhibit (10)(b)      Employment Agreement between First Commerce Bank and
                     E. Michael Gudely, dated July 8, 1998.

Exhibit (11)         Statement Regarding Computation of Per Share Earnings

Exhibit (13)         First Commerce Corporation Annual Report to Stockholders

Exhibit (21)         Subsidiaries of First Commerce Corporation

Exhibit (23)         Report of Independent Accountants