Form 10QSB
period 2002-03-31
FIRST COMMERCE CORP
filed 2002-05-14
CIK 1141045

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
         THE EXCHANGE ACT

For the transition period from                         to
                              -------------------------  -----------------------

Commission File Number:            000-32807
                         -------------------------------------------------------



                           FIRST COMMERCE CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         North Carolina                                          56-1935480
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

     301 South McDowell Street, Suite 100, Charlotte, North Carolina 28204
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

(Issuer's telephone number)       (704)  945 - 6565
                                  ----------------------------------------------


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes [X]    No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Common Stock, no par value                          1,017,445
         --------------------------                  --------------------------
                   Class                             Outstanding at May 13, 2002

Transmittal Small Business Disclosure Format (check one);
         Yes [ ]   No [X]

                           First Commerce Corporation

                                    Contents
PART I - FINANCIAL INFORMATION                                             Pages
                                                                           -----

 Item 1.  Financial Statements

          Balance Sheets at March 31, 2002 (unaudited) and December 31, 2001  3

          Statements of Operations and Comprehensive Income For the
          Three Months Ended March 31, 2002  and 2001 (unaudited)             4

          Statements of Cash Flows For the Three Months Ended
          March 31, 2002 and 2001 (unaudited)                                 5

          Notes to Financial Statements (unaudited)                       6 - 7

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Operating Results                                          8 - 11


PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings                                         12

          Item 2.  Changes in Securities and Use of Proceeds                 12

          Item 3.  Defaults upon Senior Securities                           12

          Item 4.  Submission of Matters to a Vote of Security Holders       12

          Item 5.  Other Information                                         12

          Item 6.  Exhibits and Reports on Form 8-K                          12


          Signatures                                                         13

                           First Commerce Corporation
                                 Balance Sheets
                    (Dollars in Thousands, Except Par Value)


                                     ASSETS

                                             March 31,       December 31,
                                               2002             2001
                                               ----             ----
                                            (unaudited)
         Cash and due from banks             $   1,468       $   4,250
         Federal funds sold                        223           2,415
         Securities available for sale          33,161          30,614
         Federal Home Loan Bank stock              850             785

         Loans                                 102,140          93,869
         Less allowance for loan losses         (1,374)         (1,263)
                                             ---------       ---------
                  Net loans                    100,766          92,606

         Premises and equipment, net             1,202           1,218
         Other assets                            4,600           4,156
                                             ---------       ---------
                  Total assets               $ 142,270       $ 136,044
                                             =========       =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY


         Deposits:
            Noninterest-bearing                                                $  29,084       $  34,415
            Money market and NOW accounts                                         19,189          16,887
            Savings                                                                3,709           2,842
            Time, $100 and over                                                   35,533          26,614
            Other time                                                            27,570          29,970
                                                                               ---------       ---------
                  Total deposits                                                 115,085         110,728
            Borrowings                                                            17,130          15,000
            Other liabilities                                                        598             761
                                                                               ---------       ---------
                  Total liabilities                                              132,813         126,489
                                                                               ---------       ---------

         Stockholders' equity:
             Common stock, no par value, 20,000,000 shares
                   authorized, 1,014,689 shares issued and outstanding at
                   March 31, 2002, and December 31, 2001                           8,949           8,949
             Retained earnings                                                       748             572
             Accumulated other comprehensive income (loss), net
                   Unrealized (loss) gain on available for sale
                    Securities, net of tax                                          (240)             34
                                                                               ---------       ---------
                  Total stockholders' equity                                       9,457           9,555
                                                                               ---------       ---------
                  Total liabilities and stockholders' equity                   $ 142,270       $ 136,044
                                                                               =========       =========


                See accompanying notes to financial statements.

                           First Commerce Corporation
                Statements of Operations and Comprehensive Income
                           For the Three Months Ended
                             March 31, 2002 and 2001
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

                                                                     2002              2001
                                                                     ----              ----
Interest income:
     Loans                                                        $     1,537       $     1,707
     Securities available for sale
         Taxable                                                          418               415
         Tax - exempt                                                      27                 6
     Federal funds sold                                                     5                11
                                                                  -----------       -----------
         Total interest income                                          1,987             2,139
                                                                  -----------       -----------

Interest expense:
     Deposits                                                             649             1,051
     Other borrowings                                                     238               105
                                                                  -----------       -----------
         Total interest expense                                           887             1,156
                                                                  -----------       -----------

         Net interest income                                            1,100               983
Provision for loan losses                                                 111                56
                                                                  -----------       -----------
         Net interest income after provision for loan losses              989               927
                                                                  -----------       -----------

Other income:
     Service fees                                                          40                38
     Gain on sale of securities                                           127                 2
     Other                                                                124                66
                                                                  -----------       -----------
         Total other income                                               291               106
                                                                  -----------       -----------

Other expense:
     Personnel                                                            515               445
     Occupancy                                                            162               144
     Data processing                                                       80                38
     Professional fees                                                     61                29
     Telephone, postage, and supplies                                      36                29
     Advertising and business promotion                                    68                24
     Other                                                                118               125
                                                                  -----------       -----------
         Total other expense                                            1,040               834
                                                                  -----------       -----------

         Income before income taxes                                       240               199
Income taxes                                                               64                61
                                                                  -----------       -----------
         Net income                                                       176               138

Other comprehensive income (loss), net
     unrealized (loss) gain on available for sale
      securities during the period, net of tax                           (274)              222
                                                                  -----------       -----------

         Comprehensive income (loss)                              $       (98)      $       360
                                                                    =========         =========

Net income per share:
         Basic                                                    $      0.17       $      0.14
                                                                    =========         =========
         Diluted                                                  $      0.17       $      0.14
                                                                    =========         =========
Weighted average shares outstanding:
         Basic                                                      1,014,684         1,014,684
                                                                    =========         =========
         Diluted                                                    1,042,921         1,014,684
                                                                    =========         =========


                 See accompanying notes to financial statements.

                           First Commerce Corporation
                            Statements of Cash Flows
                           For the Three Months Ended
                             March 31, 2002 and 2001
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                              2002           2001
                                                                              ----           ----

Cash flows from operating activities:
         Net income                                                         $    176       $    138
         Adjustments to reconcile net income to net
             cash provided by operating activities:
         Depreciation and amortization                                            53             62
         Provision for loan losses                                               111             56
         Increase in deferred income taxes                                      (175)          (142)
         Net amortization on securities available for sale                         6           --
         Gain on sale of securities available for sale                          (127)            (2)
         (Increase) decrease in other assets                                     (94)           438
         Decrease increase in other liabilities                                 (163)           (36)
                                                                            --------       --------
              Net cash provided by (used in) operating activities               (213)           514
                                                                            --------       --------

Cash flows from investing activities:
         Proceeds from sale of securities available for sale                   5,623          4,738
         Proceeds from maturities and issuer calls of securities
              available for sale                                                 937          4,930
         Purchase of securities available for sale                            (9,436)       (12,328)
         Purchase of Federal Home Loan Bank stock                                (65)          (219)
         Net increase in loans                                                (8,270)        (4,339)
         Purchases of premises and equipment                                     (37)           (46)
                                                                            --------       --------
                  Net cash used in investing activities                      (11,248)        (7,264)
                                                                            --------       --------

Cash flows from financing activities:
         Net increase in deposits                                              4,357          3,600
         Increase in borrowings                                                2,130          6,150
                                                                            --------       --------
                  Net cash provided by financing activities                    6,487          9,750
                                                                            --------       --------

                  Net increase (decrease) in cash and cash equivalents        (4,974)         3,000
Cash and cash equivalents, beginning of period                                 6,665          5,170
                                                                            --------       --------
Cash and cash equivalents, end of period                                    $  1,691       $  8,170
                                                                            ========       ========


Supplemental cash flow information:
         Interest paid                                                      $    831       $  1,074
                                                                            ========       ========
         Taxes paid                                                         $    172       $     64
                                                                            ========       ========

Supplemental disclosure of noncash investing activities:
         Net change in unrealized gain (loss) on
             securities available for sale, net of tax                      $   (274)      $    222
                                                                            ========       ========


                 See accompanying notes to financial statements.

                           First Commerce Corporation
                          Notes to Financial Statements
                             March 31,2002 and 2001
                                   (Unaudited)


     1.   Accounting Policies:
          -------------------

          The significant accounting policies followed by First Commerce Corporation (the "Corporation") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. In management's opinion, all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation have been included in these unaudited financial statements. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements and notes thereto in the Corporation's annual report for the year ended December 31, 2001. The results of operations for the three-month period ended March 31, 2002 is not necessarily indicative of the results to be expected for the full year. The Corporation has determined that it has one significant operating segment; providing general commercial financial services to customers located in the single geographic area of Mecklenburg County, North Carolina and surrounding communities. .

     2.   Borrowings:
          ----------

          The Bank has two available lines of credit expiring in 2002 with the Bankers Bank, Atlanta, Georgia, in the aggregate amount of $5,500,000 which bear interest at the prevailing market rate. As of March 31, 2002, there were no advances on this line of credit.

          The Bank has a line of credit with the Federal Home Loan Bank of Atlanta in the amount up to fifteen percent of the Bank's total assets. Terms and conditions vary depending on the program selected by the Bank for credit advances, subject to collateralization of FHLB stock and qualifying 1-4 family residential mortgage loans. The outstanding amounts consist of $2.0 million maturing in 2005, $8.0 million maturing in 2011. Additionally, the Bank has customer reverse repurchase agreements totaling $2,130,000.

          The Corporation participated in a pooled trust preferred securities offering in the amount of $5.0 million. These securities bears a variable interest rate based on the sixty-day LIBOR plus 375 basis points, matures in 2031 and are callable at par in five years.

     3.   Net Income Per Share:
          --------------------

          Net Income per share has been calculated by dividing net income by both the weighted average number of common shares outstanding and the dilutive common equivalent shares outstanding. Common equivalent shares consist of stock options issued and outstanding. In determining the number of equivalent shares outstanding, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise. At March 31, 2002, outstanding options to purchase 101,027 shares of the Corporation's common stock had been granted under the First Commerce Corporation 2001 Nonqualified Stock Option Plan for Directors. Additionally at March 31, 2002, outstanding options to purchase 100,947 shares of the Corporation's common stock had been granted under the First Commerce Corporation 2001 Incentive Stock Option Plan. For the three-month period ending March 31, 2002, weighted average shares outstanding, have been increased by 28,237 shares to reflect the effect of diluted common share equivalents. Share and earnings per share have been restated for 2001 to reflect a 10% stock dividend in November, 2001.

4.   Other Comprehensive Income
     --------------------------

     Other comprehensive income (loss), which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows for the period ended March 31, 2002:



                                                                                        Three Months Ended
                                                                                          March 31, 2002
                                                                            -------------------------------------------

                                                                            Before - Tax                     Net-of-Tax
                                                                               Amount         Tax Effect       Amount
                                                                               ------         ----------       ------

           Unrealized  holding loss on available for sale  securities,       $(322,000)         $132,000     $(190,000)
           net of tax
           Less: reclassification adjustment for amounts
                recognized in the net income                                  (127,000)           43,000       (84,000)
                                                                             $(449,000)         $175,000     $(274,000)


           Management's Discussion and Analysis of Financial Condition
                              and Operating Results

The following discussion is a summary of the financial condition and operating results of First Commerce Corporation (the "Corporation") the parent holding company for First Commerce Bank (the "Bank). The analysis is intended to provide management's overview of the Corporation's overall operations for the periods indicated.

This Form 10-QSB contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of the Corporation that are subject to various factors which could cause actual results to differ materially from those estimates. Factors, which could influence the estimates, include changes in general and local market conditions, legislative and regulatory conditions and an adverse interest rate environment. .


                               Financial Condition


March 31, 2002 compared to December 31, 2001

The Corporation's total assets increased $6.2 million, or 4.6%, from $136.0 million at December 31, 2001, to $142.3 million at March 31, 2002. The increase was due primarily to increases in loans, securities available for sale and cash. These increases were primarily funded by increases in deposits and Federal Home Loan Bank ("FHLB") advances.

Cash and cash equivalents decreased $5.0 million, or 74.6%, to $1.7 million at March 31, 2002. Several large deposits were posted at December 31, 2001 that caused higher than normal cash levels. Cash and cash equivalents are available to fund the anticipated growth in loans over the near term, in addition to providing liquidity as discussed below.

Securities available for sale and Federal Home Loan Bank stock increased $2.6 million, or 8.3%, to $34.0 million at March 31, 2002, from $31.4 million at December 31, 2001. During the quarter ended March 31, 2002, approximately $ 9.5 million of securities were purchased, $5.6 million were sold, and $0.9 million were called or paid-down. The result from the sale of securities was a gain of approximately $127,000. Total securities held at March 31, 2002 consisted of U.S. Government agency securities, mortgage-backed securities, trust preferred securities and municipal obligation securities. Management does not engage in the practice of trading securities; rather, the Bank's investment portfolio consists entirely of securities designated as available for sale.

Gross loans increased $8.3 million, or 8.8%, to $102.1 million at March 31, 2002, from $93.8 million at December 31, 2001. The largest portion of increase occurred with loans secured with real estate. Management's objective on new loan volume is to secure loans with real estate collateral. The Bank's borrowing customers are primarily small and medium size businesses and are centered predominately in the Metro region of Charlotte. However, the Bank does offer a competitive line of consumer loan products and is seeking to offer these products to a broad range of potential customers in its market area. The loan portfolio's composition included a variety of commercial, real estate, consumer and installment loans as follows. Management anticipates that loans will continue to increase as long as interest rates do not rise significantly and the economy does not experience a marked downturn.

Analysis of Loans

                                                    (Dollars in Thousands)

                                           March 31, 2002             December 31, 2001
                                           --------------              -----------------

                                         Amount      Percent         Amount         Percent
                                         ------      -------         ------         -------

  Commercial                            $ 28,648      28.05%        $ 30,666         32.67%

  Real estate - construction               7,164       7.01            6,872          7.32

  Real estate - mortgage:
       Residential 1-4                    17,608      17.24           14,447         15.39
       Multi-family                        1,624       1.59            1,597          1.70
       Other                              42,764      41.87           34,709         36.98


  Installment loans to individuals         4,332       4.24            5,578          5.4
                                        --------     ------         --------       ------

                                        $102,140     100.00%        $ 93,869       100.00%
                                        ========     ======         ========       ======



Deposits increased $4.4 million, or 3.9%, to $115.1 million at March 31, 2002, from $110.7 million at December 31, 2001. The increase is primarily due to increases in certificates of deposit over $100,000 and money market and interest bearing checking accounts. At March 31, 2002, there was no concentration of deposits from one individual or entity; however, the Bank had 30.9% of its total deposits in the $100,000 and over certificate of deposit category. This level of activity in the $100,000 and over certificates of deposit was due, in some cases, to individuals allocating their deposits among several financial institutions in order for each of their various accounts to approximate the $100,000 deposit insurance limitation of the Federal Deposit Insurance Corporation and due to $14.0 million in brokered certificate of deposits. During the first quarter of 2002, the Bank acquired $9.0 million in brokered CDs with a competitive interest rate with terms ranging from three to eighteen months. While the Bank anticipates that deposits will continue to increase, the timing and magnitude of deposit growth remains difficult to predict and is affected by the local economy, interest rates paid on competing investments and the confidence of customers in the financial services industry.

Borrowings increased $2.1 million, to $17.1 million at March 31, 2002, from $15.0 million at December 31, 2001. During the first quarter ended March 31, 2002, the Bank borrowed $2.0 million from the FHLB. Additionally, at quarter-end March 31, 2002, the Bank had $0.13 million in customer reverse repurchase agreements. The proceeds were used to fund loan growth and satisfy the general funding needs of the Bank.

At March 31, 2002, the Corporation had total capital as a percentage of risk weighted assets of 12.18%, compared to 13.10% at December 31, 2001. These decreases in stockholders' equity, and the related decrease in book value per share, were impacted negatively by the decrease in the market value of securities available for sale offset by net income for the three months. The decrease in stockholders' equity as a percent of total assets was primarily attributable to the rapid growth in balance sheet items discussed above.

Liquidity

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, and to satisfy general funding needs, the Bank must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from the Bank's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is provided by the Bank's ability to attract deposits and borrow funds. The primary source of liability liquidity is the Bank's customer base, which provides core deposit growth. In addition to the foregoing, the Bank could obtain short-term liquidity through its existing lines of credit with the Bankers Bank of Atlanta, and the FHLB. The over-all liquidity position of the Bank is closely monitored and evaluated regularly. Management believes the Bank's liquidity sources at March 31, 2002, were adequate to meet its operating needs.



Result of Operations

For the three months ended March 31, 2002 and 2001

The result of operations for the three months ended March 31, 2002, was net income of $176,000, or $0.17 per share, compared with net income of $138,000, or $0.14 per share, for the comparable period in 2001. The increase in earnings was primarily due to an increase in net interest income and gain on sale of securities that was partially offset by an increase in non-interest expense.

Interest income for the three months ended March 31, 2002, was $2.0 million compared with $2.1 million for the comparable period in 2001. This decrease was primarily attributable to an overall decrease in interest rates that was partially offset by an increased volume in the loan portfolio. Interest expense was $0.9 million for the three months ended March 31, 2002, compared with $1.2 million for the comparable period in 2001. This decrease was primarily attributable to lower interest rates on deposit accounts. Net interest income was $1.1 for the three months ended March 31, 2002, an increase of $117,000, or 11.9%, from the comparable period in 2001. The annualized yield on average interest-earning assets decreased 183 basis points to 6.20%, and the annualized rate on average interest-bearing liabilities decreased 174 basis points to 2.83%, resulting in an annualized net yield on average interest-earning assets of 3.45%, a 24 basis point decrease for the three months ended March 31, 2002 compared to the same period in 2001. Management believes that compression of the net interest margin has stabilized and will continue at the same level at least into the third quarter of 2002.

The provision for loan losses was $111,000 for the three months ended March 31, 2002, compared to $56,000 for the comparable period in 2001. This provision was made to cover losses inherent in the Bank's loan portfolio. The increase in amount provided was due to increased loan production. There were no non-performing loans on the Bank's books at March 31, 2002. The allowance for loan losses was 1.35% of total loans outstanding as of March 31, 2002. Management reviews the adequacy of the allowance for loan losses regularly in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management's evaluation of the adequacy of the allowance for loan losses is based on known and inherent risks in the portfolio, adverse situations that may affect a borrower's ability to repay, the estimated value of underlying collateral, the composition of the overall loan portfolio, current economic conditions and other relevant factors.

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

Other income totaled $291,000 for the three months ended March 31, 2002, an increase of $185,000 over the comparable period in 2001. Other income included service fees on deposit accounts, various loan fees, safe deposit box rentals, gain on sale of securities and various other items. The increase is primarily due to security gains of $125,000 over the comparable period in 2001. Also included in other income is increase in cash surrender value of bank owned life insurance of approximately $38,000. At the end of 2001, the Bank invested $2.5 million in bank owned life insurance on three executives. As the Bank continues to add accounts and fee income services, other income is expected to increase and become a more significant part of the Bank's total income.

Other expense totaled $1,040,000 for the three months ended March 31, 2002, an increase of $206,000 over the comparable period in 2001. This increase was primarily attributable to salary expenses associated with severance accrual of $55,000, higher data processing cost due to check imaging and higher license cost and advertising related to television commercials.

The Corporation recorded tax expense of $64,000 for the three months ended March 31, 2002 compared to $61,000 for the comparable period in 2001. The effective rate decreased to 27% from 31% for the period ended March 31, 2002 from March 31, 2001. The decrease in effective rate was a result of added tax-free investment securities and bank owned life insurance.


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

Part II.          OTHER INFORMATION

         Item 1.  Legal Proceedings

                  The Corporation is not engaged in any significant legal proceedings at the present time. From time to time, the Corporation is a party to legal proceedings within the normal course of business.

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

                  Not applicable

         Item 5.  Other Information

                  Not applicable

         Item 6.  Exhibits and Reports on Form 8-K

                  a) Not applicable
                  b) Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                               First Commerce Corporation
                               --------------------------
                                      (Registrant)




Dated    May  13,  2002        By: /s/  David E. Keul
         --------------        ---------------------------
                               David E. Keul
                               Senior Vice President and Chief Financial Officer