Form 10QSB
period 2002-06-30
FIRST COMMERCE CORP
filed 2002-08-14
CIK 1141045

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2002
                                -------------

   [ ]          TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from  ______________________  to  ____________________

Commission File Number:                         000-32807
                       ---------------------------------------------------------



                           FIRST COMMERCE CORPORATION
            ---------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         North Carolina                                          56-1935480
--------------------------------------------------------------------------------
 (State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

     301 South McDowell Street, Suite 100, Charlotte, North Carolina 28204
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

(Issuer's telephone number)                  (704)  945 - 6565
                           -----------------------------------------------------

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
Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, no par value                                   1,020,635
--------------------------                        ------------------------------
         Class                                    Outstanding at August 13, 2002

Transmittal Small Business Disclosure Format (check one);
         Yes [ ]              No  [X]

                           First Commerce Corporation

                                    Contents

PART I - FINANCIAL INFORMATION                                                                   Pages
                                                                                                 -----

         Item 1.  Consolidated Financial Statements

                  Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001                3

                  Statements of Operations and Comprehensive Income For the
                  Six Months Ended June 30, 2002 and 2001 (unaudited)                              4

                  Statements of Operations and Comprehensive Income For the
                  Three Months Ended June 30, 2002 and 2001 (unaudited)                            5

                  Statements of Cash Flows For the Six Months Ended June 30, 2002
                  and 2001 (unaudited)                                                             6

                  Notes to Financial Statements (unaudited)                                      7 - 8

         Item 2.  Management's Discussion and Analysis                                           9 - 13

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                14

         Item 2.  Changes in Securities and Use of Proceeds                                        14

         Item 3.  Defaults upon Senior Securities                                                  14

         Item 4.  Submission of Matters to a Vote of Security Holders                              14

         Item 5.  Other Information                                                                14

         Item 6.  Exhibits and Reports on Form 8-K                                                 14


         Signatures                                                                                15


                           First Commerce Corporation
                           Consolidated Balance Sheets
                    (Dollars in Thousands, Except Par Value)

                                     ASSETS

                                       June 30,          December 31,
                                         2002               2001
                                         ----               ----
                                      (unaudited)

Cash and due from banks                $   9,333          $   4,250
Federal funds sold                         3,777              2,415
Securities available for sale             31,305             30,614
Federal Home Loan Bank stock               1,000                785

Loans                                    112,121             93,869
Less allowance for loan losses            (1,518)            (1,263)
                                       ---------          ---------
         Net loans                       110,603             92,606

Premises and equipment, net                1,228              1,218
Other assets                               4,313              4,156
                                       ---------          ---------
         Total assets                  $ 161,559          $ 136,044
                                       =========          =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits:
   Noninterest-bearing                                                          $ 41,331         $ 34,415
   Money market and NOW accounts                                                  20,663           16,887
   Savings                                                                         2,854            2,842
   Time, $100 and over                                                            44,160           26,614
   Other time                                                                     25,692           29,970
                                                                                --------         --------
         Total deposits                                                          134,700          110,728
   Borrowings                                                                     16,131           15,000
   Other liabilities                                                                 610              761
                                                                                --------         --------
         Total liabilities                                                       151,441          126,489
                                                                                --------         --------

Stockholders' equity:
    Commonstock, no par value, 20,000,000 shares Authorized 1,020,635 and 1,014,689 shares issued and outstanding at June 30, 2002,
          and
              December 31, 2001, respectively                                      9,002            8,949
    Retained earnings                                                                938              572
    Accumulated other comprehensive income (loss), net
          unrealized (loss) gain on available for sale
           securities, net of tax                                                    178               34
                                                                                --------         --------
         Total stockholders' equity                                               10,118            9,555
                                                                                --------         --------
         Total liabilities and stockholders' equity                             $161,559         $136,044
                                                                                ========         ========


See accompanying notes to financial statements.

                           First Commerce Corporation
         Consolidated Statements of Operations and Comprehensive Income
                            For the Six Months Ended
                             June 30, 2002 and 2001
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)


                                                                        2002               2001
                                                                        ----               ----
Interest income:
     Loans                                                           $    3,155         $    3,372
     Securities available for sale
         Taxable                                                            874                811
         Tax - exempt                                                        64                 13
     Federal funds sold                                                       9                 14
                                                                     ----------         ----------
         Total interest income                                            4,102              4,210
                                                                     ----------         ----------

Interest expense:
     Deposits                                                             1,275              2,011
     Other borrowings                                                       519                241
                                                                     ----------         ----------
         Total interest expense                                           1,794              2,252
                                                                     ----------         ----------

         Net interest income                                              2,308              1,958
Provision for loan losses                                                   260                 94
                                                                     ----------         ----------
         Net interest income after provision for loan losses              2,048              1,864
                                                                     ----------         ----------

Other income:
     Service fees                                                            88                 87
     Gain on sale of securities                                             173                 24
     Other                                                                  195                136
                                                                     ----------         ----------
         Total other income                                                 456                247
                                                                     ----------         ----------

Other expense:
     Personnel                                                              939                828
     Occupancy                                                              328                295
     Data processing                                                        157                 78
     Professional fees                                                      117                119
     Telephone, postage, and supplies                                        77                 58
     Advertising and business promotion                                      95                 65
     Other                                                                  289                245
                                                                     ----------         ----------
         Total other expense                                              2,002              1,688
                                                                     ----------         ----------

         Income before income taxes                                         502                423
Income taxes                                                                136                136
                                                                     ----------         ----------
         Net income                                                         366                287
Other comprehensive income, net
     unrealized gain on available for sale
     securities during the period, net of tax                               144                243
                                                                     ----------         ----------

         Comprehensive income                                        $      510         $      530
                                                                     ==========         ==========

Net income per share:
         Basic                                                       $     0.36         $     0.28
                                                                     ==========         ==========
         Diluted                                                     $     0.34         $     0.28
                                                                     ==========         ==========

Weighted average shares outstanding:
         Basic                                                        1,016,144          1,014,684
                                                                     ==========         ==========
         Diluted                                                      1,075,860          1,016,635
                                                                     ==========         ==========
See accompanying notes to financial statements.


                           First Commerce Corporation
         Consolidated Statements of Operations and Comprehensive Income
                           For the Three Months Ended
                             June 30, 2002 and 2001
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

                                                                        2002               2001
                                                                        ----               ----
Interest income:
     Loans                                                           $    1,618         $    1,665
     Securities available for sale
         Taxable                                                            456                396
         Tax - exempt                                                        37                  7
     Federal funds sold                                                       4                  3
                                                                     ----------         ----------
         Total interest income                                            2,115              2,071
                                                                     ----------         ----------

Interest expense:
     Deposits                                                               626                960
     Other borrowings                                                       281                136
                                                                     ----------         ----------
         Total interest expense                                             907              1,096
                                                                     ----------         ----------

         Net interest income                                              1,208                975
Provision for loan losses                                                   149                 38
                                                                     ----------         ----------
         Net interest income after provision for loan losses              1,059                937
                                                                     ----------         ----------

Other income:
     Service fees                                                            48                 49
     Gain on sale of securities                                              46                 22
     Other                                                                   71                 70
                                                                     ----------         ----------
         Total other income                                                 165                141
                                                                     ----------         ----------

Other expense:
     Personnel                                                              424                383
     Occupancy                                                              166                151
     Data processing                                                         77                 40
     Professional fees                                                       56                 90
     Telephone, postage, and supplies                                        41                 29
     Advertising and business promotion                                      27                 41
     Other                                                                  171                120
                                                                     ----------         ----------
         Total other expense                                                962                854
                                                                     ----------         ----------

         Income before income taxes                                         262                224
Income taxes                                                                 72                 75
                                                                     ----------         ----------
         Net income                                                         190                149

Other comprehensive income, net
     unrealized gain on available for sale
      securities during the period, net of tax                              418                 21
                                                                     ----------         ----------

         Comprehensive income                                        $      608         $      170
                                                                     ==========         ==========

Net income per share:
         Basic                                                       $     0.19         $     0.15
                                                                     ==========         ==========
         Diluted                                                     $     0.18         $     0.15
                                                                     ==========         ==========

Weighted average shares outstanding:
         Basic                                                        1,017,588          1,014,684
                                                                     ==========         ==========
         Diluted                                                      1,048,967          1,014,784
                                                                     ==========         ==========

See accompanying notes to financial statements.

                           First Commerce Corporation
                      Consolidated Statements of Cash Flows
                            For the Six Months Ended
                             June 30, 2002 and 2001
                                   (Unaudited)


                                                                                 2002             2001
                                                                                 ----             ----

Cash flows from operating activities:
         Net income                                                            $    366          $    287
         Adjustments to reconcile net income to net
             cash provided by operating activities:
         Depreciation and amortization                                              117               124
         Provision for loan losses                                                  260                94
         Increase in deferred income taxes                                           93               157
         Net amortization (accretion) on securities available for sale               22               (11)
         Gain on sale of securities available for sale                             (173)              (24)
         (Increase) decrease in other assets                                       (343)              228
         Decrease in other liabilities                                             (151)               (5)
                                                                               --------          --------
              Net cash provided by operating activities                             191               850
                                                                               --------          --------

Cash flows from investing activities:
         Proceeds from sale of securities available for sale                     17,516             7,762
         Proceeds from maturities and issuer calls of securities
              available for sale                                                 3, 326            12,759
         Purchase of securities available for sale                              (21,145)          (16,323)
         Purchase of Federal Home Loan Bank stock                                  (215)             (174)
         Net increase in loans                                                  (18,257)           (7,085)
         Purchases of premises and equipment                                       (127)              (74)
                                                                               --------          --------
                  Net cash used in investing activities                         (18,902)           (3,135)
                                                                               --------          --------

Cash flows from financing activities:
         Net increase in deposits                                                23,972             3,585
         Increase in borrowings                                                   1,131             5,000
         Proceeds from the exercise of stock options                                 53                --
                                                                               --------          --------
                  Net cash provided by financing activities                      25,156             8,585
                                                                               --------          --------

                  Net increase in cash and cash equivalents                       6,445             6,300
Cash and cash equivalents, beginning of period                                    6,665             5,170
                                                                               --------          --------
Cash and cash equivalents, end of period                                       $ 13,110          $ 11,470
                                                                               ========          ========


Supplemental cash flow information:
         Interest paid                                                         $  1,772          $  2,275
                                                                               ========          ========
         Taxes paid                                                            $    258          $    168
                                                                               ========          ========

Supplemental disclosure of non-cash investing activities:
         Net change in unrealized gain on
             securities available for sale, net of tax                         $    144          $    243
                                                                               ========          ========

See accompanying notes to financial statements.

                                        6

                           First Commerce Corporation
                          Notes to Financial Statements
                             June 30, 2002 and 2001
                                   (Unaudited)



1.   Accounting Policies:
     -------------------

     The significant accounting policies followed by First Commerce Corporation (the "Corporation") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. In management's opinion, all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation have been included in these unaudited financial statements. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements and notes thereto in the Corporation's annual report for the year ended December 31, 2001. The results of operations for the six-month period ended June 30, 2002 is not necessarily indicative of the results to be expected for the full year. The Corporation has determined that it has one significant operating segment; providing general commercial financial services to customers located in the single geographic area of Mecklenburg County, North Carolina and surrounding communities.


2.   Borrowings:
     ----------

     The Bank has two available lines of credit expiring in 2002 with the Bankers Bank, Atlanta, Georgia, in the aggregate amount of $5,500,000 that bear interest at the prevailing market rate. As of June 30, 2002, there were no advances on this line of credit.

     The Bank has a line of credit with the Federal Home Loan Bank of Atlanta in the amount up to fifteen percent of the Bank's total assets. Terms and conditions vary depending on the program selected by the Bank for credit advances, subject to collateralization of FHLB stock and qualifying 1-4 family residential mortgage loans. The outstanding amounts consist of $1.0 in overnight funds, $2.0 million maturing in 2005 and $8.0 million maturing in 2011. Additionally, the Bank has customer reverse repurchase agreements totaling $131,000.

     The Corporation participated in a pooled trust preferred securities offering in the amount of $5.0 million. These securities bear a variable interest rate based on the sixty-day LIBOR plus 375 basis points, mature in 2031 and are callable at par in five years.


3.   Net Income Per Share:
     --------------------

     Net Income per share has been calculated by dividing net income by both the weighted average number of common shares outstanding and the dilutive common equivalent shares outstanding. Common equivalent shares consist of stock options issued and outstanding. In determining the number of equivalent shares outstanding, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise. At June 30, 2002, outstanding options to purchase 92.487 shares of the Corporation's common stock had been granted under the First Commerce Corporation 1999 Nonqualified Stock Option Plan for Directors. At June 30, 2002, outstanding options to purchase 101,027 shares of the Corporation's common stock had been granted under the First Commerce Corporation 1999 Incentive Stock Option Plan. Additionally, at June 30, 2002, outstanding options to purchase 46,200 shares of the Corporation's common stock had been granted under the First Commerce Corporation 2002 Omnibus Stock and Incentive Plan. For the three-month and six-month period ending June 30, 2002, weighted average shares outstanding, have been increased by 31,378 and 59,716 shares, respectively, to reflect the effect of diluted common share equivalents. For the three-month and six-month period ending June 30, 2001, weighted average shares outstanding, have been increased by 100 and 1,951 shares, respectively, to reflect the effect of diluted common share equivalents. Share and earnings per share have been restated for 2001 to reflect a 10% stock dividend in November, 2001.

                           First Commerce Corporation
                          Notes to Financial Statements
                             June 30, 2002 and 2001
                                   (Unaudited)

4.   Other Comprehensive Income

     Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows for the period ended June 30, 2002:


                                                                                    June 30, 2002
                                                                        ------------------------------------
                                                                                (Dollars in Thousands)

                                                                        Amount       Tax Effect       Amount
                                  Three Months
                                  ------------
Unrealized holding gain arising during the period                       $ 732          $(284)         $ 448
Less: reclassification adjustment for amounts
     recognized in the net income                                         (46)            16            (30)
                                                                        -----          -----          -----
Unrealized  holding gain on available for sale securities,  net
of tax                                                                  $ 686          $(268)         $ 418
                                                                        =====          =====          =====

                                   Six Months
                                   ----------
Unrealized holding gain arising during the period                       $ 410          $(154)         $ 256
Less: reclassification adjustment for amounts
     recognized in the net income                                        (173)            61           (112)
                                                                        -----          -----          -----
Unrealized  holding gain on available for sale securities,  net
of tax                                                                  $ 237          $ (93)         $ 144
                                                                        =====          =====          =====

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

                               Financial Condition

June 30, 2002 compared to December 31, 2001

The Corporation's total assets increased $25.5 million, or 18.8%, from $136.0 million at December 31, 2001, to $161.5 million at June 30, 2002. The increase was due primarily to increases in loans, securities available for sale and cash. These increases were primarily funded by increases in deposits and Federal Home Loan Bank ("FHLB") advances.

Cash and cash equivalents increased $6.4 million, or 96.7%, to $13.1 million at June 30, 2002. Several large deposits were posted at June 30, 2002 that caused higher than normal cash levels. Cash and cash equivalents are available to fund the anticipated growth in loans over the near term, in addition to providing liquidity as discussed below.

Securities available for sale and Federal Home Loan Bank stock increased $1.9 million, or 6.1%, to $33.3 million at June 30, 2002, from $31.4 million at December 31, 2001. During the six months ended June 30, 2002, approximately $21.1 million of securities were purchased, $17.5 million were sold, and $3.3 million were called or paid-down. The result from the sale of securities was a gain of approximately $173,000. Total securities held at June 30, 2002 consisted of U.S. Government agency securities, mortgage-backed securities, trust preferred securities and municipal obligation securities. Management does not engage in the practice of trading securities; rather, the Bank's investment portfolio consists entirely of securities designated as available for sale.

Gross loans increased $18.2 million, or 19.4%, to $112.1 million at June 30, 2002, from $93.9 million at December 31, 2001. The largest portion of increase occurred with loans secured with real estate. Management's objective on new loan volume is to secure loans with real estate collateral. The Bank's borrowing customers are primarily small and medium size businesses and are centered predominately in the Metro region of Charlotte. However, the Bank does offer a competitive line of consumer loan products and is seeking to offer these products to a broad range of potential customers in its market area. Management anticipates that loans will continue to increase as long as interest rates do not rise significantly and the economy does not experience a marked downturn. The loan portfolio's composition included a variety of commercial, real estate, consumer and installment loans as follows.

Analysis of Loans

                                                          (Dollars in Thousands)

                                               June 30, 2002               December 31, 2001
                                               -------------               -----------------

                                           Amount         Percent        Amount         Percent

Commercial                                $ 29,291         26.12%       $ 30,666         32.67%

Real estate - construction                   7,766          6.93           6,872           7.32

Real estate - mortgage:
     Residential 1-4                        20,065         17.90          14,447          15.39
     Multi-family                            1,604          1.43           1,597           1.70
     Other                                  48,998         43.70          34,709          36.98


Installment loans to individuals             4,397          3.92           5,578           5.94
                                          --------        ------        --------         ------
                                          $112,121        100.00%       $ 93,869         100.00 %
                                          ========        ======        ========         ======


Deposits increased $24.0 million, or 21.6%, to $134.7 million at June 30 2002, from $110.7 million at December 31, 2001. The increase is primarily due to increases in certificates of deposit over $100,000 and money market and interest bearing checking accounts. At June 30, 2002, there was no concentration of deposits from one individual or entity; however, the Bank had 32.8% of its total deposits in the $100,000 and over certificate of deposit category. This level of activity in the $100,000 and over certificates of deposit was due, in some cases, to individuals allocating their deposits among several financial institutions in order for each of their various accounts to approximate the $100,000 deposit insurance limitation of the Federal Deposit Insurance
Corporation and due to $23.0 million in brokered certificates of deposits. During the first six months of 2002, the Bank increased brokered certificates of deposits by $19.0 million with a competitive interest rate with terms ranging from three to eighteen months. While the Bank anticipates that deposits will continue to increase, the timing and magnitude of deposit growth remains difficult to predict and is affected by the local economy, interest rates paid on competing investments and the confidence of customers in the financial services industry.

Borrowings increased $1.1 million, to $16.1 million at June 30, 2002, from $15.0 million at December 31, 2001. During the six-months ended June 30, 2002, the Bank borrowed $7.0 million from the FHLB. Additionally, at quarter-end June 30, 2002, the Bank had $0.13 million in customer reverse repurchase agreements. The proceeds were used to fund loan growth and satisfy the general funding needs of the Bank.

At June 30, 2002, the Corporation had total capital as a percentage of risk weighted assets of 11.56%, compared to 13.10% at December 31, 2001. The decrease in stockholders' equity as a percent of total assets was primarily attributable to the rapid growth in balance sheet items discussed above.

                                    Liquidity

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, and to satisfy general funding needs, the Bank must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from the Bank's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is provided by the Bank's ability to attract deposits and borrow funds. The primary source of liability liquidity is the Bank's customer base, which provides core deposit growth. In addition to the foregoing, the Bank could obtain short-term liquidity through its existing lines of credit with the Bankers Bank of Atlanta, and the FHLB. The over-all liquidity position of the Bank is closely monitored and evaluated regularly. Management believes the Bank's liquidity sources at June 30, 2002 were adequate to meet its operating needs.


                              Result of Operations

For the six months ended June 30, 2002 and 2001

The result of operations for the six months ended June 30, 2002, was net income of $366,000, or $0.34 per share - diluted, compared with net income of $287,000, or $0.28 per share - diluted, for the comparable period in 2001. The increase in earnings was primarily due to an increase in net interest income and gain on sale of securities that was partially offset by an increase in non-interest expense and an increase in the provision for loan losses.

Interest income for the six months ended June 30, 2002, was $4.1 million compared with $4.2 million for the comparable period in 2001. This decrease was primarily attributable to an overall decrease in interest rates that was partially offset by an increased volume in the loan portfolio. Interest expense was $1.8 million for the six months ended June 30, 2002, compared with $2.3 million for the comparable period in 2001. This decrease was primarily attributable to lower interest rates on deposit accounts. Net interest income was $2.3 million for the six months ended June 30, 2002, an increase of $350,000, or 17.9%, from the comparable period in 2001. The annualized yield on average interest-earning assets decreased 154 basis points to 6.08%, and the annualized rate on average interest-bearing liabilities decreased 110 basis points to 3.27%, resulting in an annualized net yield on average interest-earning assets of 3.44%, a 20 basis point decrease for the six months ended June 30, 2002 compared to the same period in 2001. Management believes that compression of the net interest margin has stabilized and will continue at the same level at least into the third quarter of 2002.

The provision for loan losses was $260,000 for the six months ended June 30, 2002, compared to $94,000 for the comparable period in 2001. This provision was made to cover losses inherent in the Bank's loan portfolio. The increase in amount provided was due to increased loan production. There were no non-performing loans on the Bank's books at June 30, 2002. The allowance for loan losses was 1.35% of total loans outstanding as of June 30, 2002. Management reviews the adequacy of the allowance for loan losses regularly in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management's evaluation of the adequacy of the allowance for loan losses is based on known and inherent risks in the portfolio, adverse situations that may affect a borrower's ability to repay, the estimated value of underlying collateral, the composition of the overall loan portfolio, current economic conditions and other relevant factors.

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

Other income totaled $456,000 for the six months ended June 30, 2002, an increase of $209,000 over the comparable period in 2001. Other income included service fees on deposit accounts, various loan fees, safe deposit box rentals, gain on sale of securities and various other items. The increase is primarily due to security gains of $149,000 over the comparable period in 2001 and increase in cash surrender value of bank owned life insurance of approximately $80,000. At the end of 2001, the Bank invested $2.5 million in bank owned life insurance on three executives. These increases were partially offset by a reduction in fees received on brokered mortgage production. As the Bank continues to add accounts and fee income services, other income is expected to increase and become a more significant part of the Bank's total income.

Other expense totaled $2.0 million for the six months ended June 30, 2002, an increase of $314,000 over the comparable period in 2001. This increase was primarily attributable to salary expenses associated with severance accrual of $55,000, higher data processing cost due to check imaging and higher license cost and advertising related to television commercials.

The Corporation recorded tax expense of $136,000 for the six months ended June 30, 2002 and for the comparable period in 2001. The effective rate decreased to 27% from 32% for the period ended June 30, 2002 from June 30, 2001. The decrease in effective rate was a result of added tax-free investment securities and bank owned life insurance.


For the three months ended June 30, 2002 and 2001

The result of operations for the three months ended June 30, 2002, was net income of $190,000, or $0.18 per share - diluted, compared with net income of $149,000, or $0.15 per share - diluted, for the comparable period in 2001. Interest income for the three months ended June 30, 2002, was $2.11 million compared with $2.07 million for the comparable period in 2001. This increase was primarily attributable to increased volume in the loan portfolio partially offset by decrease in interest rates. Interest expense was $907,000 the three months ended June 30, 2002, compared with $1.1 million for the comparable period in 2001. This increase was primarily attributable to increased volume in interest-bearing deposit accounts, along with the general decrease in interest rates noted above. Net interest income was $1.2 million for the three months ended June 30, 2002, an increase of $233,000, or 23.9%, from the comparable period in 2001.

The provision for loan losses was $149,000 for the three months ended June 30, 2002, compared to $38,000 for the comparable period in 2001. The increase in amount provided was due to increased loan production. The provision is determined based on the evaluation discussed above.

Other income totaled $165,000 for the three months ended June 30, 2002, an increase of $24,000 over the comparable period in 2001. This increase is primarily due to the increase in gain on sale of securities available for sale. Other expense totaled $962,000 for the three months ended June 30, 2002, an increase of $108,000 over the comparable period in 2001. This increase was primarily attributable to increases in personnel, occupancy and data processing costs. The Bank recorded income tax expense of $72,000 in the second quarter of 2002 versus $75,000 for the comparable period in 2001. This decrease was due a lower effective tax rate resulting from the addition of tax-free investment securities and bank owned life insurance.

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

                    Not applicable

         Item 3.    Defaults Upon Senior Securities

                    Not applicable

         Item 4.    Submission of Matters to a Vote of Security Holders

                    At the Annual Meeting of Stockholders held on April 24, 2002, the matters voted upon, the number of affirmative votes, and the number of negative votes (where applicable) cast with respect to each such matter were as follows:

                    1) To consider and vote upon the election of five (5) directors to serve until the 2005 Annual Meeting of Stockholders or until their successors are duly elected and qualified.


                                                                                               VOTE        BROKER
                                                                AFFIRMATIVE    NEGATIVE       WITHHELD    NON-VOTE
                                                                -----------    --------       --------    --------

                    G. Dixon Handshaw                             750,919         --           1,264         --
                    Harriet A. Kaplan                             750,666         --           1,517         --
                    Earl D. Leake                                 750,918         --           1,265         --
                    William G. Loeffler                           750,919         --           1,264         --
                    William G. Staton                             750,919         --           1,264         --


                    2) To ratify the selection of McGladrey
                       & Pullen LLP as the Corporation's
                       independent auditor for the fiscal year
                       ending December 31, 2002                   751,190        108             885          --


                    3) To approve the First Commerce
                       Corporation Omnibus Stock and
                       Incentive Plan                             420,461     50,123          23,329     258,270


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




Dated  August  13,  2002                   By: /s/  David E. Keul
       -----------------                            ---------------------------
                                                    David E. Keul
                                                    Senior Vice President and
                                                    Chief Financial Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Wesley W. Sturges, Chief Executive Officer and President, state and attest that:

     1) I am the Chief Executive Officer and President of First Commerce Corporation

     2) Attached to this certification is the quarterly 10QSB, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), which contains financial statements.

     3) I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that

          o the periodic report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and

          o the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer for the periods presented.



     /s/  Wesley W. Sturges
     ----------------------
     Name: Wesley W. Sturges, Chief Executive Officer and President

     Date: August 13, 2002

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


I, David E. Keul, Chief Financial Officer and Senior Vice President, state and attest that:

     4) I am the Chief Financial Officer and Senior Vice President of First Commerce Corporation.

     5) Attached to this certification is the quarterly 10-QSB, a periodic report (the "periodic report") filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), which contains financial statements.

     6) I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that

          o the periodic report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and

          o the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer for the periods presented.



     /s/  David E, Keul
     ------------------
     Name: David E. Keul, Chief Financial Officer and Senior Vice President

     Date: August 13, 2002