Form 10QSB
period 2002-09-30
FIRST COMMERCE CORP
filed 2002-11-13
CIK 1141045

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
          THE EXCHANGE ACT

For the transition period from                       to
                              -----------------------  -------------------------
Commission File Number:                            000-32807
                       ---------------------------------------------------------


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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Common Stock, no par value                           1,020,635
-------------------------------                 --------------------------------
               Class                            Outstanding at November 12, 2002

Transmittal Small Business Disclosure Format (check one);
         Yes [ ]  No [X]

                                                      First Commerce Corporation

                                                               Contents
PART I - FINANCIAL INFORMATION                                                               Pages
                                                                                             -----
         Item 1.  Consolidated Financial Statements

                  Balance Sheets at September 30, 2002 (unaudited) and December 31, 2001       3

                  Statements of Operations and Comprehensive Income For the
                  Nine Months Ended September 30, 2002 and 2001 (unaudited)                    4

                  Statements of Operations and Comprehensive Income For the
                  Three Months Ended September 30, 2002 and 2001 (unaudited)                   5

                  Statements of Cash Flows For the Nine Months Ended September 30, 2002
                  and 2001 (unaudited)                                                         6

                  Notes to Financial Statements (unaudited)                                  7 - 8

         Item 2.  Management's Discussion and Analysis                                       9 - 13

         Item 3.  Controls and Procedures                                                     13


PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                           14

         Item 2.  Changes in Securities and Use of Proceeds                                   14

         Item 3.  Defaults upon Senior Securities                                             14

         Item 4.  Submission of Matters to a Vote of Security Holders                         14

         Item 5.  Other Information                                                           14

         Item 6.  Exhibits and Reports on Form 8-K                                            14


         Signatures                                                                           15


                           First Commerce Corporation
                           Consolidated Balance Sheets
                             (Dollars in Thousands)
                 See accompanying notes to financial statements.

                                     ASSETS

                                      September 30,       December 31,
                                           2002               2001
                                           ----               ----
                                       (unaudited)

Cash and due from banks                 $  14,831           $   4,250
Federal funds sold                          3,354               2,415
Securities available for sale              39,799              30,614
Federal Home Loan Bank stock                1,100                 785

Loans                                     115,140              93,869
Less allowance for loan losses             (1,571)             (1,263)
                                        ---------           ---------
         Net loans                        113,569              92,606

Premises and equipment, net                 1,547               1,218
Other assets                                5,350               4,156
                                        ---------           ---------
         Total assets                   $ 179,550           $ 136,044
                                        =========           =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits:
   Noninterest-bearing                                              $ 37,692          $ 34,415
   Money market and NOW accounts                                      18,883            16,887
   Savings                                                             2,128             2,842
   Time, $100 and over                                                53,632            26,614
   Other time                                                         28,058            29,970
                                                                    --------          --------
         Total deposits                                              140,393           110,728
   Borrowings                                                         27,352            15,000
   Other liabilities                                                   1,043               761
                                                                    --------          --------
         Total liabilities                                           168,788           126,489
                                                                    --------          --------

Stockholders' equity:
    Common stock, no par value, 20,000,000 shares
          Authorized 1,020,635 and 1,014,684 shares issued
          and outstanding at September 30, 2002, and
              December 31, 2001, respectively                          9,002             8,949
    Retained earnings                                                  1,202               572
    Accumulated other comprehensive income, net
          unrealized gain on available for sale
           securities, net of tax                                        558                34
                                                                    --------          --------
         Total stockholders' equity                                   10,762             9,555
                                                                    --------          --------
         Total liabilities and stockholders' equity                 $179,550          $136,044
                                                                    ========          ========



                           First Commerce Corporation
         Consolidated Statements of Operations and Comprehensive Income
                            For the Nine Months Ended
                           September 30, 2002 and 2001
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)
                 See accompanying notes to financial statements.


                                                                     2002            2001
                                                                     ----            ----
Interest income:
     Loans                                                        $    4,890      $    5,077
     Securities available for sale
         Taxable                                                       1,328           1,176
         Tax - exempt                                                    118              18
     Federal funds sold                                                   25              22
                                                                   ---------       ---------
         Total interest income                                         6,361           6,293
                                                                   ---------       ---------

Interest expense:
     Deposits                                                          1,933           2,844
     Other borrowings                                                    780             420
                                                                   ---------       ---------
         Total interest expense                                        2,713           3,264
                                                                   ---------       ---------

         Net interest income                                           3,648           3,029
Provision for loan losses                                                327             182
                                                                   ---------       ---------
         Net interest income after provision for loan losses           3,321           2,847
                                                                   ---------       ---------

Other income:
     Service fees                                                        144             136
     Gain on sale of securities                                          265              50
     Other                                                               302             207
                                                                   ---------       ---------
         Total other income                                              711             393
                                                                   ---------       ---------

Other expense:
     Personnel                                                         1,494           1,263
     Occupancy                                                           512             435
     Data processing                                                     285             133
     Professional fees                                                   185             170
     Telephone, postage, and supplies                                    118              92
     Advertising and business promotion                                  123             104
     Other                                                               441             345
                                                                   ---------       ---------
         Total other expense                                           3,158           2,542
                                                                   ---------       ---------

         Income before income taxes                                      874             698
Income taxes                                                             244             224
                                                                   ---------       ---------
         Net income                                                      630             474
Other comprehensive income, net
     unrealized gain on available for sale
     securities during the period, net of tax                            524             462
                                                                   ---------       ---------
         Comprehensive income                                     $    1,154      $      936

Net income per share:
         Basic                                                    $     0.62      $     0.47
                                                                   =========       =========
         Diluted                                                  $     0.60      $     0.46
                                                                   =========       =========
Weighted average shares outstanding:
         Basic                                                     1,017,658       1,014,957
                                                                   =========       =========
         Diluted                                                   1,048,936       1,022,282
                                                                   =========       =========


                           First Commerce Corporation
         Consolidated Statements of Operations and Comprehensive Income
                           For the Three Months Ended
                           September 30, 2002 and 2001
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)
                 See accompanying notes to financial statements.

                                                                   2002            2001
                                                                   ----            ----
Interest income:
     Loans                                                      $    1,735      $    1,705
     Securities available for sale
         Taxable                                                       454             365
         Tax - exempt                                                   54               5
     Federal funds sold                                                 16               8
                                                                 ---------       ---------
         Total interest income                                       2,259           2,083
                                                                 ---------       ---------

Interest expense:
     Deposits                                                          658             833
     Other borrowings                                                  261             179
                                                                 ---------       ---------
         Total interest expense                                        919           1,012
                                                                 ---------       ---------

         Net interest income                                         1,340           1,071
Provision for loan losses                                               67              88
                                                                 ---------       ---------
         Net interest income after provision for loan losses         1,273             983
                                                                 ---------       ---------

Other income:
     Service fees                                                       56              49
     Gain on sale of securities                                         92              26
     Other                                                             107              71
                                                                 ---------       ---------
         Total other income                                            255             146
                                                                 ---------       ---------

Other expense:
     Personnel                                                         555             435
     Occupancy                                                         184             140
     Data processing                                                   128              55
     Professional fees                                                  68              51
     Telephone, postage, and supplies                                   41              34
     Advertising and business promotion                                 28              39
     Other                                                             152             100
                                                                 ---------       ---------
         Total other expense                                         1,156             854
                                                                 ---------       ---------

         Income before income taxes                                    372             275
Income taxes                                                           108              88
                                                                 ---------       ---------
         Net income                                                    264             187

Other comprehensive income, net
     unrealized gain on available for sale
      securities during the period, net of tax                         380             219
                                                                 ---------       ---------
         Comprehensive income                                   $      644      $      406
                                                                ==========      ==========
Net income per share:
         Basic                                                  $     0.26      $     0.18
                                                                ==========      ==========
         Diluted                                                $     0.25      $     0.18
                                                                ==========      ==========

Weighted average shares outstanding:
         Basic                                                   1,020,635       1,014,957
                                                                ==========      ==========
         Diluted                                                 1,056,305       1,015,059
                                                                ==========      ==========


                           First Commerce Corporation
                      Consolidated Statements of Cash Flows
                            For the Nine Months Ended
                           September 30, 2002 and 2001
                                   (Unaudited)

                                                                              2002           2001
                                                                              ----           ----

Cash flows from operating activities:
         Net income                                                         $    630       $    474
         Adjustments to reconcile net income to net
             cash (used) provided by operating activities:
         Depreciation and amortization                                           177            179
         Provision for loan losses                                               327            182
         Net amortization (accretion) on securities available for sale            20            (10)
         Gain on sale of securities available for sale                          (265)           (50)
         Loss on sale of premises and equipment                                   10             --
         (Increase) decrease in other assets                                    (529)           148
         Decrease in other liabilities                                           282          1,343
                                                                            --------       --------
              Net cash (used) provided by operating activities                   652         2,266
                                                                            --------       --------

Cash flows from investing activities:
         Proceeds from sale of securities available for sale                  24,603          9,039
         Proceeds from maturities and issuer calls of securities
              available for sale                                               5,880         16,432
         Purchase of securities available for sale                           (38,564)       (21,569)
         Purchase of Federal Home Loan Bank stock                               (315)          (534)
         Net increase in loans                                               (21,290)       (13,632)
         Purchase of life insurance policy                                    (1,000)            --
         Purchases of premises and equipment                                    (521)          (106)
         Proceeds from sale of premises and equipment                              5             --
                                                                            --------       --------
                  Net cash used in investing activities                      (31,202)       (10,370)
                                                                            --------       --------

Cash flows from financing activities:
         Net increase in deposits                                             29,665         10,290
         Increase in borrowings                                               12,352          8,000
         Proceeds from the exercise of stock options                              53             --
                                                                            --------       --------
                  Net cash provided by financing activities                   42,070         18,290
                                                                            --------       --------

                  Net increase in cash and cash equivalents                   11,520         10,186
Cash and cash equivalents, beginning of period                                 6,665          5,170
                                                                            --------       --------
Cash and cash equivalents, end of period                                    $ 18,185       $ 15,356
                                                                            ========       ========


Supplemental cash flow information:
         Interest paid                                                      $  2,549       $  3,311
                                                                            ========       ========
         Taxes paid                                                         $    425       $    168
                                                                            ========       ========

Supplemental disclosure of non-cash investing activities:
         Net change in unrealized gain on
             securities available for sale, net of tax                      $    524       $    462
                                                                            ========       ========

                 See accompanying notes to financial statements.

                           First Commerce Corporation
                          Notes to Financial Statements
                           September 30, 2002 and 2001
                                   (Unaudited)



1.   Accounting Policies:
     -------------------

     The significant accounting policies followed by First Commerce Corporation (the "Corporation") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. In management's opinion, all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation have been included in these unaudited financial statements. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements and notes thereto in the Corporation's annual report for the year ended December 31, 2001. The results of operations for the nine-month period ended September 30, 2002 is not necessarily indicative of the results to be expected for the full year. The Corporation has determined that it has one significant operating segment; providing general commercial financial services to customers located in the single geographic area of Mecklenburg County, North Carolina and surrounding communities.


2.   Borrowings:
     ----------

     First Commerce Bank, the Corporation's wholly-owned subsidiary ("Bank"), has two available lines of credit expiring in 2002 with the Bankers Bank, Atlanta, Georgia, in the aggregate amount of $5,500,000 that bear interest at the prevailing market rate. As of September 30, 2002, there were no advances on this line of credit.

     The Bank has a line of credit with the Federal Home Loan Bank of Atlanta ("FHLB"), in the amount up to twenty-five percent of the Bank's total assets. Terms and conditions vary depending on the program selected by the Bank for credit advances, subject to collateralization of FHLB stock and qualifying 1-4 family residential mortgage loans. The outstanding amounts consist of $5.0 million maturing in 2004, $2.0 million maturing in 2005, $8.0 million maturing in 2011and $7.0 million maturing in 2012. Additionally, the Bank has customer reverse repurchase agreements totaling $352,000.

     The Corporation participated in a pooled trust preferred securities offering in the amount of $5.0 million. These securities bear a variable interest rate based on the sixty-day LIBOR plus 375 basis points, mature in 2031 and are callable at par in 2006.


3.   Net Income Per Share:
     --------------------

     Net Income per share has been calculated by dividing net income by both the weighted average number of common shares outstanding and the dilutive common equivalent shares outstanding. Common equivalent shares consist of stock options issued and outstanding. In determining the number of equivalent shares outstanding, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise. At September 30, 2002, outstanding options to purchase 89,539 shares of the Corporation's common stock had been granted under the First Commerce Corporation 1999 Nonqualified Stock Option Plan for Directors. At September 30, 2002, outstanding options to purchase 91,713 shares of the Corporation's common stock had been granted under the First Commerce Corporation 1999 Incentive Stock Option Plan. Additionally, at September 30, 2002, outstanding options to purchase 46,200 shares of the Corporation's common stock had been granted under the First Commerce Corporation 2002 Omnibus Stock and Incentive Plan. For the three-month and nine-month period ending September 30, 2002, weighted average shares outstanding, have been increased by 35,670 and 31,279 shares, respectively, to reflect the effect of diluted common share equivalents. For the three-month and nine-month period ending September 30, 2001, weighted average shares outstanding, have been increased by 102 and 7,325 shares, respectively, to reflect the effect of diluted common share equivalents.

4.   Other Comprehensive Income
     --------------------------

     Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows for the period ended September 30, 2002:

                                                                                   September 30, 2002
                                                                                   ------------------
                                                                                 (Dollars in Thousands)

                                                                            Amount     Tax Effect    Amount
                                                                            ------     ----------    ------
                            Three Months
                            ------------
        Unrealized holding gain arising during the period                    $ 714       $(278)      $ 436
        Less: reclassification adjustment for amounts
             recognized in the net income                                      (92)         36         (56)
                                                                             -----       -----       -----
        Unrealized  holding gain on available for sale securities,  net
        of tax                                                               $ 622       $(242)      $ 380
                                                                             =====       =====       =====

                             Nine Months
                             -----------
        Unrealized holding gain arising during the period                   $ 1124       $(438)      $ 686
        Less: reclassification adjustment for amounts
             recognized in the net income                                     (265)        103        (162)
                                                                             -----       -----       -----
        Unrealized  holding gain on available for sale securities,  net
        of tax                                                               $ 859       $(335)      $ 524
                                                                             =====       =====       =====

                      Management's Discussion and Analysis



The following discussion is a summary of the financial condition and operating results of First Commerce Corporation (the "Corporation"), the parent holding company for First Commerce Bank (the "Bank). The analysis is intended to provide management's overview of the Corporation's overall operations for the periods indicated.

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

                               Financial Condition

September 30, 2002 compared to December 31, 2001

The Corporation's total assets increased $43.6 million, or 32.0%, from $136.0 million at December 31, 2001, to $179.6 million at September 30, 2002. The increase was due primarily to increases in loans, securities available for sale and cash. These increases were primarily funded by increases in deposits and Federal Home Loan Bank ("FHLB") advances.

Cash and cash equivalents increased $11.5 million from December 31, 2001, or 172.8%, to $18.2 million at September 30, 2002. Several large deposits were posted at September 30, 2002 that caused higher than normal cash levels. Cash and cash equivalents are available to fund the anticipated growth in loans over the near term, in addition to providing liquidity as discussed below.

Securities available for sale and FHLB stock increased $9.5 million, or 30.3%, to $40.9 million at September 30, 2002, from $31.4 million at December 31, 2001. During the nine months ended September 30, 2002, approximately $38.6 million of securities were purchased, $24.6 million were sold, and $5.9 million were called or paid-down. The result from the sale of securities was a gain of approximately $265,000. Total securities held at September 30, 2002 consisted of U.S. Government agency securities, mortgage-backed securities, trust preferred securities and municipal obligation securities. Management does not engage in the practice of trading securities; rather, the Bank's investment portfolio consists entirely of securities designated as available for sale.

Gross loans increased $21.2 million, or 22.7%, to $115.1 million at September 30, 2002, from $93.9 million at December 31, 2001. The largest portion of increase occurred with loans secured with real estate. Management's objective on new loan volume is to secure loans with real estate collateral. The Bank's borrowing customers are primarily small and medium size businesses and are centered predominately in the Metro region of Charlotte. However, the Bank does offer a competitive line of consumer loan products and is seeking to offer these products to a broad range of potential customers in its market area. Management anticipates that loans will continue to increase as long as interest rates do not rise significantly and the economy does not experience a marked downturn. The loan portfolio's composition included a variety of commercial, real estate, consumer and installment loans as follows.

Analysis of Loans

                                                              (Dollars in Thousands)

                                                September 30, 2002               December 31, 2001
                                                ------------------               -----------------

                                            Amount            Percent        Amount           Percent

     Commercial                            $ 27,234            23.65 %      $ 30,666            32.67 %

     Real estate - construction               6,631             5.76           6,872             7.32

     Real estate - mortgage:
          Residential 1-4                    21,438            18.62          14,447            15.39
          Multi-family                        1,583             1.37           1,597             1.70
          Other                              53,958            46.87          34,709            36.98


     Installment loans to individuals         4,296             3.73           5,578             5.94
                                           --------           ------        --------           ------
                                           $115,140           100.00 %      $ 93,869           100.00 %
                                           ========           ======        ========           ======




Deposits increased $29.7 million, or 26.8%, to $140.4 million at September 30 2002, from $110.7 million at December 31, 2001. The increase is primarily due to increases in certificates of deposit over $100,000 and money market and interest bearing checking accounts. At September 30, 2002, there was no significant concentration of deposits from one individual or entity; however, the Bank had 38.2% of its total deposits in the $100,000 and over certificate of deposit category. This level of activity in the $100,000 and over certificates of deposit was due, in some cases, to individuals allocating their deposits among several financial institutions in order for each of their various accounts to approximate the $100,000 deposit insurance limitation of the Federal Deposit Insurance Corporation and due to $24.8 million in brokered certificates of deposits. During the first nine months of 2002, the Bank increased brokered certificates of deposits by $19.8 million with a competitive interest rate with terms ranging from three to eighteen months. While the Bank anticipates that deposits will continue to increase, the timing and magnitude of deposit growth remains difficult to predict and is affected by the local economy, interest rates paid on competing investments and the confidence of customers in the financial services industry.

Borrowings increased $12.4 million, to $27.4 million at September 30, 2002, from $15.0 million at December 31, 2001. During the nine-months ended September 30, 2002, the Bank borrowed $12.0 million from the FHLB. Additionally, at quarter-end September 30, 2002, the Bank had $0.35 million in customer reverse repurchase agreements. The proceeds were used to fund loan growth and satisfy the general funding needs of the Bank.

At September 30, 2002, the Corporation had total capital as a percentage of risk weighted assets of 11.32%, compared to 13.10% at December 31, 2001. The decrease in stockholders' equity as a percent of total assets was primarily attributable to the rapid growth in balance sheet items discussed above.

                                    Liquidity

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, and to satisfy general funding needs, the Bank must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from the Bank's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is provided by the Bank's ability to attract deposits and borrow funds. The primary source of liability liquidity is the Bank's customer base, which provides core deposit growth. In addition to the foregoing, the Bank could obtain short-term liquidity through its existing lines of credit with the Bankers Bank of Atlanta, and the FHLB. The over-all liquidity position of the Bank is closely monitored and evaluated regularly. Management believes the Bank's liquidity sources at September 30, 2002 were adequate to meet its operating needs.



                              Result of Operations

For the nine months ended September 30, 2002 and 2001

The result of operations for the nine months ended September 30, 2002, was net income of $630,000, or $0.60 per share - diluted, compared with net income of $474,000, or $0.46 per share - diluted, for the comparable period in 2001. The increase in earnings was primarily due to an increase in net interest income and gain on sale of securities that was partially offset by an increase in non-interest expense and an increase in the provision for loan losses.

Interest income for the nine months ended September 30, 2002, was $6.4 million compared with $6.3 million for the comparable period in 2001. This increase was primarily attributable to increased volume in the loan and securities portfolios that was partially offset by an overall decrease in interest rates. Interest expense was $2.7 million for the nine months ended September 30, 2002, compared with $3.3 million for the comparable period in 2001. This decrease was primarily attributable to lower interest rates on deposit accounts. Net interest income was $3.6 million for the nine months ended September 30, 2002, an increase of $619,000, or 20.4%, from the comparable period in 2001. The annualized yield on average interest-earning assets decreased 162 basis points to 6.05%, and the annualized rate on average interest-bearing liabilities decreased 99 basis points to 3.16%, resulting in an annualized net yield on average interest-earning assets of 3.49%, a 20 basis point decrease for the nine months ended September 30, 2002 compared to the same period in 2001. Management believes that compression of the net interest margin has stabilized and will continue at the same level at least into the first quarter of 2003.

The provision for loan losses was $327,000 for the nine months ended September 30, 2002, compared to $182,000 for the comparable period in 2001. This provision was made to cover losses inherent in the Bank's loan portfolio. The increase in amount provided was due to increased loan production. There was one non-performing $56,000 loan on the Bank's books at September 30, 2002. The allowance for loan losses was 1.36% of total loans outstanding as of September 30, 2002. Management reviews the adequacy of the allowance for loan losses regularly in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management's evaluation of the adequacy of the allowance for loan losses is based on known and inherent risks in the portfolio, adverse situations that may affect a borrower's ability to repay, the estimated value of underlying collateral, the composition of the overall loan portfolio, current economic conditions and other relevant factors.

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

Other income totaled $711,000 for the nine months ended September 30, 2002, an increase of $318,000 over the comparable period in 2001. Other income included service fees on deposit accounts, various loan fees, safe deposit box rentals, gain on sale of securities and various other items. The increase is primarily due to a security gains increase of $215,000 over the comparable period in 2001 and increase in cash surrender value of bank owned life insurance ("BOLI") of approximately $137,000. At the end of 2001, the Bank invested $2.5 million in a BOLI on three executives. Additionally, at the end of third quarter of 2002 the Bank increased the BOLI by $1.0 million.

Other expense totaled $3.2 million for the nine months ended September 30, 2002, an increase of $616,000 over the comparable period in 2001. This increase was primarily attributable to salary expenses associated with higher full-time equivalents, higher data processing cost due to check imaging and higher license cost and various other categories associated with increased assets.

The Corporation recorded tax expense of $244,000 for the nine months ended September 30, 2002 compared to $224,000 in 2001. The effective rate decreased to 28% from 32% for the period ended September 30, 2002 from September 30, 2001. The decrease in effective rate was a result of added tax-free investment securities and bank owned life insurance.


For the three months ended September 30, 2002 and 2001

The result of operations for the three months ended September 30, 2002, was net income of $264,000, or $0.25 per share - diluted, compared with net income of $187,000, or $0.18 per share - diluted, for the comparable period in 2001. Interest income for the three months ended September 30, 2002, was $2.3 million compared with $2.1 million for the comparable period in 2001. This increase was primarily attributable to increased volume in the loan and investment portfolios partially offset by decrease in interest rates on loans. Interest expense was $919,000 the three months ended September 30, 2002, compared with $1.0 million for the comparable period in 2001. This decrease was primarily attributable to a general decrease in interest rates noted above that was partially offset by increased volume in interest-bearing deposit accounts. Net interest income was $1.3 million for the three months ended September 30, 2002, an increase of $269,000, or 25.1%, from the comparable period in 2001.

The provision for loan losses was $67,000 for the three months ended September 30, 2002, compared to $88,000 for the comparable period in 2001. The decrease in amount provided was due to decreased loan production for the comparable period. The provision is determined based on the evaluation discussed above.

Other income totaled $255,000 for the three months ended September 30, 2002, an increase of $109,000 over the comparable period in 2001. This increase is primarily due to the increase in gain on sale of securities available for sale and BOLI income. Other expense totaled $1.16 million for the three months ended September 30, 2002, an increase of $302,000 over the comparable period in 2001. This increase was primarily attributable to increases in personnel, occupancy and data processing costs. The Bank recorded income tax expense of $108,000 in the third quarter of 2002 versus $88,000 for the comparable period in 2001. This increase was due higher pre-tax income that was partially offset by a lower effective tax rate resulting from the addition of tax-free investment securities and BOLI.

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





                             Controls and Procedures

In connection with the preparation of this report, the Corporation's President/CEO and Senior Vice President/CFO has evaluated the effectiveness of the Corporation's disclosure controls and procedures as of a date within 90 days of the filing of this report and has concluded that the Corporation's disclosure controls and procedures are suitable and effective for the Corporation's, taking into consideration the size and nature of the Corporation's business and operations. There were no signifcant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation, including any corrective actions with regard to significant deficiences and material weaknesses.

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




                               First Commerce Corporation
                               --------------------------
                                      (Registrant)




Dated    November  12,  2002   By: /s/  David E. Keul
         -------------------   -------------------------------------------------
                               David E. Keul
                               Senior Vice President and Chief Financial Officer

                           First Commerce Corporation

                   Certification of Periodic Financial Report
                       Pursuant to 18 U.S.C. SECTION 1350


     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of First Commerce Corporation certifies that the Quarterly Report on Form 10-QSB for the quarter ended September 30, 200 fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and information contained in that Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Corporation.


Dated: November 12, 2002       /s/ Wesley W. Sturges
------------------------       -------------------------------------------------
                               Wesley W. Sturges
                               Chief Executive Officer and President


Dated: November 12, 2002       /s/ David E. Keul
------------------------       -------------------------------------------------
                               David E. Keul
                               Chief Financial Officer and Senior Vice President

                           First Commerce Corporation
                                 CERTIFICATIONS


I, Wesley W. Sturges, certify that:

I have reviewed this quarterly report on Form 10-QSB of First Commerce Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Corporation as of, and for, the periods presented in this quarterly report;

The Corporation's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The Corporation's other certifying officer and I have disclosed, based on our most recent evaluation, to the company's auditors and the audit committee of company's Board of Directors (or persons performing the equivalent functions):all significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated    November  12,  2002         By: /s/  Wesley W. Storges
         -------------------         -------------------------------------------
                                     Wesley W. Storges
                                     Chief Executive Officer and President

                           First Commerce Corporation
                                 CERTIFICATIONS


I, David E. Keul, certify that:

I have reviewed this quarterly report on Form 10-QSB of First Commerce Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Corporation as of, and for, the periods presented in this quarterly report;

The Corporation's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The Corporation's other certifying officer and I have disclosed, based on our most recent evaluation, to the company's auditors and the audit committee of company's Board of Directors (or persons performing the equivalent functions):all significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002    /s/ David E. Keul         Senior Vice President
     ------------------   ------------------------   and Chief Financial Officer
                           (Signature)                       (Title)