Form 10KSB
FIRST COMMERCE CORP
filed 2003-03-27
CIK 1141045

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                        Commission file number 000-32807

                           FIRST COMMERCE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

             North Carolina                              56-1935480
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

       301 South McDowell Street
               Suite 100                                   28204
       Charlotte, North Carolina                         (Zip Code)
(Address of Principal Executive Offices)

                                 (704) 945-6565
              (Registrant's Telephone Number, Including Area Code)

     Securities to be Registered Pursuant to Section 12(b) of the Act: None

        Securities to be Registered Pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. $15,839,312 based on the closing price of such common stock on March 20, 2003, which was $17.80 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 1,029,496 shares of common stock, outstanding at March 20, 2003.

      This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of First Commerce Corporation (the "Company"). These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on the information available to management at the time that these disclosures were prepared. These statements can be identified by the use of words like "expect," "anticipate," "estimate" and "believe," variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the markets served by First Commerce Bank (the "Bank"), (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environment and tax laws,
(6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statements.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

      First Commerce Corporation (the "Company") was formed in 2001 to serve as the holding company for First Commerce Bank (the "Bank"). The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's sole activity consists of owning the Bank and First Commerce Capital Trust I. The Company's principal source of income is any dividends which are declared and paid by the Bank on its capital stock.

      The Bank was incorporated on June 7, 1996, as a North Carolina-chartered commercial bank, and opened for business on July 31, 1996. The Bank operates for the primary purpose of serving the banking needs of small to medium- sized businesses in its market area. It offers a wide range of banking services, including checking and savings accounts; commercial, installment and personal loans; safe deposit boxes; and other associated services. Specifically, the Bank makes business loans secured by real estate, personal property and accounts receivable; unsecured business loans; consumer loans, which are secured by consumer products, such as automobiles; unsecured consumer loans; commercial real estate loans; and other loans. The Bank's primary sources of revenue are interest income from its lending activities, primarily consisting of making business loans for small to medium-sized businesses, and, to a lesser extent, from its investment portfolio. The Bank also earns fees from lending and deposit activities. The major expenses of the Bank are interest on deposits and general and administrative expenses such as salaries, employee benefits, advertising, and office occupancy.

      As a North Carolina-chartered bank, the Bank is subject to examination and regulation by the Federal Deposit Insurance Corporation (the "FDIC") and the North Carolina Commissioner of Banks (the "Commissioner"). It is also subject to certain regulations of the Federal Reserve governing reserves required to be maintained against deposits and other matters. The business and regulation of the Company and the Bank are subject to legislative changes from time to time. See "DESCRIPTION OF THE BUSINESS - Supervision and Regulation," below.

      The Company has no operations and conducts no business of its own other than owning the Bank. Accordingly, the discussion of the business which follows concerns the business conducted by the Bank, unless otherwise indicated.

Subsidiaries

      The Bank is a subsidiary of the Company. In November of 2001, the Company formed First Commerce Capital Trust I, a Delaware business trust and wholly-owned subsidiary of the Company for the purposes of issuing Trust Preferred Securities to the public.

Market Area

      The Bank conducts its business from its corporate headquarters located in downtown Charlotte, North Carolina, an additional branch in Charlotte, and a branch in the Lake Norman area of Mecklenburg County in Cornelius, North Carolina. Charlotte is at the center of a diverse, growing regional economy. Charlotte's traditional economic base includes banking, transportation, and manufacturing. In addition to Bank of America and Wachovia Bank, N.A., three other Fortune 500 corporations, Duke Energy Corporation, B.F. Goodrich Company and Nucor Corporation, are headquartered in Charlotte. Other large area employers include Carolinas Healthcare System, Presbyterian Healthcare/Novant Health, Harris Teeter, Inc., and U.S. Airways. Traditional industries continue to be the backbone of the Charlotte regional economy, as the financial services sector expands to include insurance and securities, and manufacturing moves into new sectors requiring more advanced skills. Growing sectors of the Charlotte area economy include information services, software manufacturing and design, and travel and entertainment.

Competition

      Commercial banking in Mecklenburg County, and in the State of North Carolina as a whole, is extremely competitive with state laws permitting state-wide branching. The Bank competes directly for deposits in its market area with other commercial banks, credit unions, brokerage firms and all other organizations and institutions engaged in money market transactions. In its lending activities, the Bank competes with all other financial institutions, as well as consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. In the Bank's market area, approximately 15 banking institutions operate with multiple offices including Bank of America and Wachovia Bank, N.A., among the largest commercial banks in the country, both of which are headquartered in Charlotte.

Interest Income and Expense

      The Bank's results of operations depend primarily on its net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. The following table sets forth for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or incurred on such amounts and the average rate earned or incurred for the years ended December 31, 2002 and 2001. The table also sets forth the average rate earned on total earning assets, the average rate paid on total interest-bearing liabilities, and the net interest margin on average total earning assets for the same periods. Yields on nontaxable securities are stated on a tax-equivalent basis, assuming a Federal tax rate of 35%.

                           Average Yield/Rate Analysis
                             (Dollars in Thousands)

                                                                                          Annualized
For the year ended December 31, 2002                                     Interest            Average
------------------------------------           Average Balance     Income/Expense         Yield/Rate
                                               ---------------     --------------         ----------
Interest-earning assets:
   Securities-taxable                                   31,030          $   1,842               5.94%
   Securities-non-taxable                                4,368                278               6.36
   Federal funds sold                                    1,938                 30               1.55
   Loans                                               109,169              6,643               6.09
                                                      --------          ---------               ----

Total interest-earning assets                          146,505              8,793
                                                      --------          ---------
Yield on average interest-earning assets                                                        6.00
                                                                                                ----
Other noninterest-earning assets                         9,525
                                                      --------

Total assets                                          $156,030
                                                      ========

Interest-bearing liabilities:
   NOW accounts                                          4,399                 26               0.59
   Money market and savings                             18,714                307               1.66
   Time certificates and IRA's                          68,608              2,268               3.31
   Federal funds purchased, FHLB
         advances and trust securities                  26,482               1064               4.02
                                                      --------          ---------

Total interest-bearing liabilities                     118,203              3,665
                                                      --------          ---------
Rate on average interest bearing liabilities                                                    3.10
                                                                                                ----

Noninterest-bearing liabilities:
   Demand deposits                                      25,965
   Other liabilities                                     1,665
                                                      --------

Total noninterest-bearing liabilities                   27,630
                                                      --------

Total liabilities                                      145,833
                                                      --------

Stockholders' equity                                    10,197
                                                      --------

Total liabilities and stockholders' equity            $156,030
                                                      ========

Net yield on interest-earning assets                                                            3.50%
                                                                                                ====

Net interest spread                                                                             2.90%
                                                                                                ====

                           Average Yield/Rate Analysis
                             (Dollars in Thousands)

                                                                                          Annualized
For the year ended December 31, 2001                                     Interest            Average
------------------------------------           Average Balance     Income/Expense         Yield/Rate
                                               ---------------     --------------         ----------
Interest-earning assets:
   Securities-taxable                                 $ 24,674          $   1,487               6.03%
   Securities-non-taxable                                  730                 51               6.96
   Federal funds sold                                    1,346                 44               3.27
   Loans                                                86,648              6,715               7.75
                                                      --------          ---------               ----

Total interest-earning assets                          113,398              8,297
                                                      --------          ---------
Yield on average interest-earning assets                                                        7.32
                                                                                                ====
Other noninterest-earning assets                         6,267
                                                      --------

Total assets                                          $119,665
                                                      ========

Interest-bearing liabilities:
   NOW accounts                                          4,379                 39               0.89
   Money market and savings                             19,392                614               3.17
   Time certificates and IRA's                          52,671              2,934               5.57
   Federal funds purchased, FHLB
advances and trust securities                           10,879                589               5.41
                                                      --------          ---------

Total interest-bearing liabilities                      87,321              4,176
                                                      --------          ---------

Rate on average interest bearing liabilities                                                    4.78
                                                                                                ====

Noninterest-bearing liabilities:
   Demand deposits                                      21,349
   Other liabilities                                     1,700
                                                      --------

Total noninterest-bearing liabilities                   23,049
                                                      --------

Total liabilities                                      110,370
                                                      --------

Stockholders' equity                                     9,295
                                                      --------

Total liabilities and stockholders' equity            $119,665
                                                      ========

Net yield on interest-earning assets                                                            3.64%
                                                                                                ----

Net interest spread                                                                             2.54%
                                                                                                ----

      Net interest income is affected by both (i) the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of interest- earning assets and interest-bearing liabilities outstanding during the period.

      The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest earning assets and interest bearing liabilities. This table distinguishes between (i) changes attributable to volume (change in volume multiplied by the prior period's rate) and (ii) changes attributable to rate (change in rate multiplied by the prior period's volume). Mixed changes (change in volume multiplied by change in rate) have been allocated to the volume and rate changes in proportion to the absolute dollar amounts of the change in each.

                                              2002 vs. 2001                       2001 vs. 2000
                                   ---------------------------------      ---------------------------

                                                            (Dollars in Thousands)

                                       Increase (Decrease) Due To          Increase (Decrease) Due To

                                   Volume        Rate         Total       Volume      Rate      Total
                                   -------      -------      -------      ------     -----      -----
Interest income:
   Federal funds sold              $    15      $   (29)     $   (14)     $(151)     $(106)     $(257)
   Securities-taxable                  378          (23)         355        320        (49)       271
   Securities-non-taxable              232           (5)         227          5         46         51
   Loans                              1540       (1,612)         (72)       687       (481)       206
                                   -------      -------      -------      -----      -----      -----

                                      2165       (1,669)         496        861       (590)       271
                                   -------      -------      -------      -----      -----      -----
Interest expense:
   NOW accounts                          -          (13)         (13)         2        (15)       (13)
   Money market and savings            (21)        (286)        (307)       (42)      (222)      (264)
   Time certificates and IRA's         734       (1,400)        (666)       135       (236)      (101)
   Federal Funds Purchased
    and FHLB advances                  660         (185)         475        518        (14)       504
                                   -------      -------      -------      -----      -----      -----

                                     1,373       (1,884)        (511)       613       (487)       126
                                   -------      -------      -------      -----      -----      -----

Net interest income                $   792      $   215      $ 1,007      $ 248      $(103)     $ 145
                                   =======      =======      =======      =====      =====      =====

(Note: The Bank had $563,000 classified as non-accrual during the period ended December 31, 2002. The table for fiscal year 2002 includes these non-accrual loans. The Bank had no loans classified as non-accrual during the period ended December 31, 2001.

Non-interest Income and Expense.

      Non-interest income for December 31, 2002 totaled $970,000, an increase of approximately $369,000 or 61.4% over non-interest income of $601,000 for 2001. Total non-interest expense for 2002 amounted to $4.3 million. This was a 24.2% increase over the $3.5 million reported in 2001.

Market Risk

      The Company's net income is dependent on its interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than interest-earning assets. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect net income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net income.

      In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. Management meets on a regular basis to review the Company's interest rate risk position and profitability and recommends adjustments for consideration by the Board of Directors. Management also reviews the Company's securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have a material adverse effect on net income.

      When adjusting the Company's asset/liability position, the Board and management attempt to manage the Company's interest rate risk while enhancing net interest margins. At times, depending on (i) the level of general interest rates, (ii) the relationship between long and short term interest rates, (iii) market conditions and (iv) competitive factors, the Board and management may determine to increase the Company's interest rate risk position somewhat in order to increase its net interest margin. The Company's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long-term and short-term interest rates.

Liquidity

      In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to satisfy general funding needs, the Bank must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from the Bank's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is provided by the Bank's ability to attract deposits and borrow funds. The primary source of liability liquidity is the Bank's customer base that provides core deposit growth. In addition to the foregoing, the Bank could obtain short term liquidity through its existing lines of credit with the Bankers Bank of Atlanta, Georgia and the Federal Home Loan Bank ("FHLB") of Atlanta. The over-all liquidity position of the Bank is closely monitored and evaluated regularly. Management believes the Bank's liquidity sources at December 31, 2002, were adequate to meet its operating needs.

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

      The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002, which are projected to reprice, be called or mature in each of the future time periods shown.

    Distribution of Interest-Earning Assets and Interest-Bearing Liabilities
                               Repricing Schedule
                                December 31, 2002
                             (Dollars in Thousands)

                                                One Year      One to          Over
                                                 or Less     Five Years    Five Years       Total
                                                --------     ----------    ----------     --------
Interest-earning assets:
   Federal funds sold                           $  2,161      $     --       $    --      $  2,161
   Investment securities                           8,231         3,775        28,327        40,333
   Loans                                          97,161        16,023         4,131       117,315
                                                --------      --------       -------      --------
Total                                           $107,553      $ 19,798       $32,458      $159,809
                                                ========      ========       =======      ========

Interest-bearing liabilities:
   Savings, NOW, money market                   $ 22,479      $     --       $    --      $ 22,479
   Time deposits $100,000 and over                36,744        11,261            --        48,005
   Time deposits under $100,000                   16,444        14,231            --        30,675
   Other borrowings                                  335         7,000        20,000        27,335
                                                --------      --------       -------      --------
Total                                           $ 76,002      $ 32,492       $20,000      $128,494
                                                ========      ========       =======      ========

Interest sensitivity gap                        $ 31,551      $(12,694)      $12,458      $ 31,315
                                                ========      ========       =======      ========

Cumulative gap                                  $ 31,551      $ 18,857       $31,315      $ 31,315
                                                ========      ========       =======      ========

Ratio of interest-sensitive assets to
   interest-sensitive liabilities               141.48%        60.93%        162.29%      124.35%

Cumulative ratio of interest-sensitive
   assets to interest-sensitive liabilities     141.48%       117.36%        124.35%      124.35%

      The following table sets forth certain additional key financial ratios for the Bank.

                                                                  2002     2001
                                                                  ----     ----

Return on average assets                                          0.58%    0.59%

Return on average stockholders' equity                            8.83%    7.60%

Average stockholders' equity as a percentage of average assets    6.54%    7.77%

Lending Activities

      General. The Bank's primary source of revenue is interest income from its lending activities. As of December 31, 2002, approximately 81.62% of the Bank's loan portfolio was secured by real property, 10.09% was secured by personal property, and 8.29% was unsecured. On December 31, 2002, the largest amount the Bank had outstanding to any one borrower and its affiliates was approximately $1.9 million. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan modifications, late payments, loan assumptions and other miscellaneous services.

      Loan Portfolio Composition. The Bank's consolidated net loan portfolio totaled approximately $117.3 million at December 31, 2002 representing 68.3 % of the Bank's total assets. At December 31, 2002, approximately 61% of the Bank's net loan portfolio was composed of adjustable rate loans, and approximately 39% of the Bank's net loan portfolio was composed of fixed rate loans. At December 31, 2002, approximately $3.7 million, or 3.1% of the Bank's net loan portfolio was composed of consumer loans. On such date, approximately $25.8 million, or 22%, of the Bank's net loan portfolio was composed of commercial loans and approximately $87.9 million, or 74.9%, consisted of real estate loans.

      The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                Analysis of Loans
                             (Dollars in Thousands)

                                     December 31, 2002       December 31, 2001
                                    --------------------    -------------------

                                     Amount      Percent     Amount     Percent
                                    --------     -------    -------     -------
Commercial                          $ 25,767      21.97%    $30,666      32.67%

Real estate - construction             6,417       5.47       6,872       7.32

Real estate - mortgage:
   Residential 1-4                    22,000      18.75      14,447      15.39
   Multi-family                        1,434       1.22       1,597       1.70
   Other                              58,010      49.45      34,709      36.98

Installment loans to individuals       3,687       3.14       5,578       5.94
                                    --------     ------     -------     ------

                                    $117,315     100.00%    $93,869     100.00%
                                    ========     ======     =======     ======

      The following table sets forth the time to contractual maturity of certain components of the Bank's loan portfolio at December 31, 2002.

                       Analysis of Certain Loan Maturities
                             (Dollars in Thousands)

December 31, 2002                 Commercial        Real Estate-Construction          Total
-----------------             -------------------   ------------------------   -------------------

                              Amount      Percent      Amount     Percent       Amount     Percent
                              -------     -------      ------     -------      -------     -------
Due within one year           $ 8,784      34.09%      $4,860      75.74%      $13,644      42.40%

Due after one year through
   five years:
   Fixed rate                   5,920      22.98%       1,320      20.57%        7,240      22.49%
   Variable rate                8,706      33.79          237       3.69%        8,943      27.79%
                              -------     ------       ------     ------       -------     ------
                               14,626      56.77%       1,557      24.26        16,183      50.28%

Due after five years
    Fixed rate                  1,185       4.60%          --       0.00%        1,185       3.68%
   Variable rate                1,172       4.54%          --       0.00%        1,172       3.64%
                              -------     ------       ------     ------       -------     ------
                                2,357       9.14%          --       0.00%        2,357       7.32

Total                         $25,767     100.00%      $6,417     100.00%       32,184     100.00%
                              =======     ======       ======     ======       =======     ======

      The Bank did not purchase or sell any loans in fiscal 2002 or 2001.

      Lines of Credit. In addition to the outstanding loans, the Bank has certain revolving loans and lines of credit which may be drawn upon by its customers from time to time. As of December 31, 2002, $5.5 million was available under such credit lines. A sudden draw on these lines of credit and revolving loans could reduce the level of liquidity maintained by the Bank.

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

      An asset is considered "substandard"if not adequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses applicable to those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a loss reserve is not warranted. Assets that are past due 90 days or more as to principal or interest or where reasonable doubt exists as to timely collection, are generally classified as nonaccrual loans unless they are well collateralized and in the process of collection.

      Loans that are past due 90 days or more as to principal or interest or where reasonable doubt exists as to timely collection, are generally classified as nonaccrual loans unless they are well collaterialized and in the process of collection.

      As of December 31, 2002, the Bank had approximately $563,000 of loans classified as "substandard." As of December 31, 2002, the Bank had 241 loans classified as "doubtful." Total classified assets as of December 31, 2002 and 2001 were approximately $563,000 and and $166,000, respectively.

      In connection with the filing of periodic reports with regulatory agencies, the Bank reports any assets which possess credit deficiencies or potential weaknesses deserving close attention by management. These assets may be considered "special mention" assets and do not yet warrant adverse classification. At December 31, 2002, the Bank had approximately no loans in the "special mention" category.

      When an insured institution classifies problem assets as either "substandard" or "doubtful," it is required to establish general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risks associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as "loss," it charges off the balance of the asset. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Commissioner which can order the establishment of additional loss allowances.

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

      The following table describes the activity related to the Bank's allowance for loan losses for the years ended December 31, 2002 and 2001.

                      Analysis of Allowance for Loan Losses
                             (Dollars in Thousands)

                                                                 December 31,
                                                             -------------------

                                                              2002         2001
                                                             ------       ------
Beginning balance                                            $1,263       $1,052

Charge-offs:
   Residential, 1-4 families                                     --           --
   Commercial                                                    17           --
Installment                                                       2           --
                                                             ------       ------
Total Chargeoffs                                                 19           --
                                                             ------

Provision for loan losses                                       449          211
                                                             ------       ------

Ending balance                                               $1,693       $1,263
                                                             ------       ------

Ratio of net charge offs during period to                    0.02%           N/A
average loans outstanding during the period

      The balance in the allowance for loan losses is unallocated. The unallocated allowance reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that explicitly accounts for the inherent imprecision in loan loss migration models. The Bank has expanded the geographic footprint in which it operates and changed its portfolio mix in recent years. Loss data representing a complete economic cycle is not available for all sectors. Losses used in the migration analysis may not be representative of actual losses inherent in the portfolio that have not yet been realized.

Investments

      Interest income from investment securities generally provides a significant source of income to the Bank. In addition, the Bank receives interest income from interest on federal funds invested overnight with other financial institutions.

      On December 31, 2002, the Bank's investment securities portfolio totaled approximately $40.3 million and consisted of U.S. Government agency securities, municipal obligations, mortgage-backed and trust preferred securities.

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

                    Analysis of Securities Available for Sale
                             (Dollars in Thousands)

                                                One Year     Five Years       After                                      Average
                               Due One Year   Through Five  Through Ten        Ten                  Estimated Market   Maturity in
December 31, 2002                 or Less        Years         Years          Years        Total         Value            Years
-----------------              ------------   ------------  -----------      -------      ------    ----------------   -----------
U.S. Government agencies          $    --       $ 1,000       $ 5,972        $ 3,990      $10,962       $11,203           10.14
State, County and Municipal
   Obligations                         --            --         1,534          4,345        5,879         5,979           12.92
Trust Preferred Securities             --            --            --          3,053        3,053         3,025           25.66
Mortgage Backed Securities             --            --            --         19,711       19,711        20,126           12.92
                                  -------       -------       -------        -------      -------       -------         -------
             Total                $    --       $ 1,000       $ 7,560        $31,099      $39,605       $40,333           13.13
                                  =======       =======       =======        =======      =======       =======         =======

Weighted average yields:
U.S. Government agencies              n/a          6.00%         5.63%          6.21%
State, County and Municipal           n/a           n/a          5.44%          6.48%
   Obligations
Trust Preferred Securities            n/a           n/a           n/a           7.28%
Mortgage Backed Securities            n/a           n/a           n/a           5.38%

December 31, 2001
U.S. Government agencies          $   500       $ 3,995       $12,991        $    --      $17,486       $17,609            5.85
State, County and Municipal
   Obligations                         --           337           829            994        2,160         2,109            8.65
Trust Preferred Securities             --            --            --          2,000        2,000         2,000           30.00
Mortgage Backed Securities             --            --            --          8,911        8,911         8,896           11.34
                                  -------       -------       -------        -------      -------       -------         -------
             Total                $   500       $ 4,332       $13,820        $11,905      $30,557       $30,614            9.23
                                  =======       =======       =======        =======      =======       =======         =======

Weighted average yields:
U.S. Government agencies             6.07%         5.39%         5.60%           n/a
State, County and Municipal           n/a          4.33%         5.58%          6.58%
   Obligations
Trust Preferred Securities            n/a           n/a           n/a           7.10%
Mortgage Backed Securities            n/a           n/a           n/a           6.10%

Deposits and Borrowings

      General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, interest payments, investment income, interest from its Fed funds deposits, and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. Borrowings may be used to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

      Deposits. In recent years, the Bank has experienced consistent deposit growth. On December 31, 2002 and 2001, the Bank's deposits totaled approximately $132.3million and $110.7 million, respectively.

      The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers savings accounts, interest-bearing and noninterest-bearing checking accounts, and fixed interest rate certificates with varying maturities. All deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition and other factors. The Bank's deposits traditionally have been obtained primarily from its market areas. It utilizes traditional marketing methods to attract new customers and deposits, including print media advertising and direct mailings. The Bank does not advertise for deposits outside of its local market area.

      The following table sets forth certain information regarding the Bank's deposits for the fiscal years ended December 31, 2002 and 2001.

                              Analysis of Deposits
                             (Dollars in Thousands)

                                            2002                    2001
                                    --------------------     -------------------

                                    Average                  Average
                                    Balance      Percent     Balance     Percent
                                    -------      -------     -------     -------

Interest-bearing deposits:
   NOW accounts                     $  4,399       3.74%     $ 4,379       4.48%
   Money market and savings           18,714      15.90       19,392      19.83
   Time certificates and IRA's        68,608      58.30       52,671      53.86
                                    --------     ------      -------     ------

Total interest-bearing deposits       91,721      77.94       76,442      78.17
                                    --------     ------      -------     ------

Noninterest-bearing deposits:
   Demand deposits                    25,965      22.06       21,349      21.83
                                    --------     ------      -------     ------

Total deposits                      $117,686     100.00%     $97,791     100.00%
                                    ========     ======      =======     ======

      As of December 31, 2002, the aggregate amount of time certificates of deposits in amounts greater than or equal to $100,000 was $48.0 million. The following table presents the maturity of these time certificates of deposit at the dates indicated.

                 Time Deposits $100,000 and Over at December 31:
                             (Dollars in Thousands)

                                                             2002          2001
                                                           -------       -------

Maturing in 3 months or less                               $11,666       $13,293

Maturing after 3 months but less than 6 months               8,246         6,842

Maturing after 6 months but less than 12 months             16,832         4,833

Maturing after 12 months                                    11,261         1,646
                                                           -------       -------

                                                           $48,005       $26,614
                                                           =======       =======

Borrowed Funds

      In the past, the Bank has purchased federal funds and received FHLB advances for the purpose of short-term borrowings; however, the Bank's need for such short term funds is very infrequent. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other typical sources, such as deposits and the repayment of loans to the Bank. If the Bank elected to treat them as such, borrowings may also be used on a longer term basis for general business purposes. As of December 31, 2002, the Bank had outstanding FHLB borrowings of $22 million. As of December 31, 2001, the Bank had outstanding FHLB borrowings of $10 million.

      In November 2001, the Company participated in a pooled trust preferred securities offering in the amount of $5.0 million, and at December 31, 2001 and December 31, 2002, borrowings of $5 million were outstanding. These securities bear a variable interest rate based on the six-month LIBOR plus 375 basis points, mature in 2031 and are callable at par in five years. The Company capitalized cost realized to the debt and is amortizing the cost over five years.

      At December 31, 2002, the Company had $335,000 of securities sold under agreements to repurchase.

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

      The Company and the Bank must comply with regulatory capital requirements established by the applicable federal regulatory agencies. Under the Federal Reserve Board (the "FRB") standards, the Company must maintain a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.00 percent and a minimum ratio of total capital to risk- weighted assets of 8.00 percent. Tier I capital is comprised of total shareholders' equity calculated in accordance with generally accepted accounting principles less certain intangible assets and excluding unrealized gains or losses on securities available for sale. Total capital is comprised of Tier I capital plus certain adjustments, the largest of which for the Company is the allowance for loan losses (up to 1.25 percent of risk weighted assets). Total capital must consist of at least 50 percent of Tier I capital. Risk-weighted assets refer to the on- and off-balance sheet exposures of the Company adjusted for their related risk levels using amounts set forth in FRB regulations.

      In addition to the aforementioned risk-based capital requirements, the Company is subject to a leverage capital requirement, requiring a minimum ratio of Tier I capital to total adjusted average assets of 3.00 percent to 5.00 percent.

      At December 31, 2002, both the Company and the Bank were in compliance with all existing capital requirements. The Company's consolidated capital requirements are summarized in the table below.

                                                                                              Risk-Based Capital
                                                                                             ----------------------

                                         Leverage Capital                Tier I                      Total
                                       --------------------       ----------------------     ----------------------

                                                     Total                      Risk-                      Risk-
                                                      % of                    Weighted                   Weighted
                                        Amount       Assets       Amount     % of Assets     Amount     % of Assets
                                        ------       ------       ------     -----------     ------     -----------

                                                                 (Dollars in Thousands)
Actual .........................       $14,144        8.29%       $14,144       10.68%       $15,800       11.93%

Minimum capital ................         6,825        4.00          5,298        4.00         10,595        8.00%
  standard

Excess of actual regulatory
  capital over minimum
  regulatory capital
  standard .....................       $ 7,319        4.29%       $ 8,846        6.68%       $ 5,205        3.93%

Employees

      As of December 31, 2002, the Bank had 31 full-time employees and 1 part-time employee.

Supervision and Regulation

      Bank holding companies and commercial banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company, and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than stockholders of the Company. Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations and competitive relationship of financial institutions are introduced regularly. The Company cannot predict whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

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

      Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC's regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2002.

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

      Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Bank Insurance Fund, such as the Bank, are specified in a schedule required to be issued by the FDIC. FDIC assessments for deposit insurance range from 0 to 31 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors.

      Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 2002, the Bank was in compliance with this requirement.

      Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions' records of meeting the credit needs of their communities, using the ratings of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance," and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a "satisfactory" rating in its last CRA examination which was conducted during September 2002.

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

      Changes in Control. The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve. Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the Company or controls in any manner the election of a majority of the directors of the Company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Securities Exchange Act of 1934 or the acquirer will be the largest stockholder after the acquisition.

      The Company and Bank of Granite Corporation (Granite) entered into a merger agreement dated as of December 18, 2002, which was amended by an amendment to merger agreement dated as of January 22, 2003. Under the terms of this agreement, as amended, upon completion of certain conditions, including approval of the merger by the Federal Reserve and by the Company's stockholders, the Company would merge with and into Granite, with Granite surviving the merger. Granite has submitted an application to the Federal Reserve requesting its approval of the proposed merger. A special meeting of the Company's stockholder's is scheduled on June 18, 2003, to vote upon the proposed merger.

      Federal Securities Law. The Company has registered its common stock with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

      Transactions with Affiliates. Under current federal law, depository institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who own more than 10% of a depository institution (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution's loans-to-one-borrower limit (as discussed below).
Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and stockholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any "interested" director may not participate in the voting. The FDIC has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the Bank. The FDIC has imposed additional limits on the amount a bank can loan to an executive officer.

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

      The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (the "GLB Act") was enacted in 1999 to remove barriers separating banking, securities and insurance firms and to make other reforms.

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

      Other. The GLB Act reforms the Federal Home Loan Bank System to provide small banks with greater access to funds for making loans to small businesses and small farmers. Also, the GLB Act obligates operators of automated teller machines to provide notices to customers regarding surcharge practices. The GLB Act also provides that CRA agreements between financial institutions and community groups must be disclosed and reported to the public.

      USA PATRIOT Act. In response to the events of September 11th, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through many means, including broadened anti-money laundering requirements. For example, by way of amendments to the Bank Secrecy Act, the USA PATRIOT Act encourages information sharing among banks, bank regulatory agencies, and law enforcement bodies to prevent money laundering. Additionally, the USA PATRIOT ACT imposes several affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

      Under the USA PATRIOT Act, all financial institutions must establish anti-money laundering programs that include, at a minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and
(iv) an independent audit function to test the anti-money laundering program. Also, the Act requires certain minimum standards with respect to customer identification and verification. The Act further requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Furthermore, financial institutions are prohibited by the legislation from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

      Bank regulators are directed to consider a bank's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

      Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 effected some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements. Some of the provisions of the Sarbanes-Oxley Act became effective immediately while others will be implemented over the coming months.

      In general, the Sarbanes-Oxley Act mandates important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies' reported financial results. It establishes new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and creates a new regulatory body to oversee auditors of public companies. It backs these requirements with new SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and creates new criminal penalties for document and record destruction in connection with federal investigations. It also increases the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

      The full impact of the Sarbanes-Oxley Act cannot be fully measured until the SEC acts to implement the numerous provisions for which Congress has delegated implementation authority. The economic and operational effects of this new legislation on public companies, including the Bank, will be significant in terms of the time, resources and costs associated with complying with the new law. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, the Bank will be presented with additional challenges as a smaller, community- oriented financial institution seeking to compete with larger financial institutions in its market.

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

ITEM 2. DESCRIPTION OF PROPERTY

      The Bank leases two full service office sites. One of these branch properties, which also serves as the Bank's headquarters, is located at 301 South McDowell Street, Charlotte, North Carolina. The term of this lease expires on December 31, 2005. The lease payments are $12,447 per month. A second branch office is located at 4415 Sharon Road, Charlotte, North Carolina. The term of the lease expires on December 31, 2007. The lease payments are $7,583 per month. The Bank also leases the site of its branch office at 8222 Village Harbor Drive, Cornelius, North Carolina on a month-to-month term for $1,768 per month.

      On November 30, 1999, the Bank purchased approximately 1.2 acres at the Jameson Square shopping center in Cornelius, North Carolina. The Bank intends to build a 12,000 square foot two-story building with four units. One unit will be a full-service branch of the Bank, subject to regulatory approval, and the other three units will be sold. The Bank recently received a building permit and is waiting for a drive-way permit. Construction should be complete in spring 2003. The net book value of the property and all improvements thereon, on December 31, 2002 was $997,000.

      The total net book value of the Bank's furniture, fixtures and equipment on December 31, 2002 was $2,031,000.

      All properties are considered by the Bank's management to be in good condition and adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

      In the opinion of management, the Company is not involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Company's stockholders during the quarter ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Transactions in the Company's common stock are quoted on the NASDAQ Over the Counter Bulletin Board under the symbol "FCMM." As of December 31, 2002, the Company had issued and outstanding 1,023,649 shares of common stock which was held by 616 stockholders of record, not including the number of persons or entities whose stock is held in nominee or street name through various brokerage firms or banks. In May 2001, the Company was formed and all the authorized and outstanding common stock of First Commerce Bank "FCBD" was converted to common stock of the Company. Since its organization in June 1996, trading in the Bank's common stock, and subsequently in the Company's common stock, has been very thin.

      To date, the Company has not paid any cash dividends. See "Item 1. DESCRIPTION OF BUSINESS--Supervision and Regulation-Dividend and Repurchase Limitations" above for regulatory restrictions which limit the ability of the Company to pay dividends.

                       Quarterly Common Stock Performance

Quarter Ending                                                   Stock Price

                                                               High         Low

December 31, 2002                                             $15.75      $11.30

September 30, 2002                                             13.00       11.05

June 30, 2002                                                  12.00       10.45

March 31, 20002                                                12.00       10.15

December 31, 2001                                             $12.00      $ 7.77

September 30, 2001                                              8.82        7.77

June 30, 2001                                                   9.09        7.05

March 31, 2001                                                  8.41        5.46

The above quotations reflect inter-dealer quotes, without retail mark-up, mark-down or commission, and may not represent actual transactions. The above quotations were obtained from a stock quotation reporting service. All share prices have been adjusted for a 10% stock dividend in November 2001.

Item 6. Management's Discussion and Analysis of Financial Condition and Operating Results

      The following discussion is a summary of the financial condition and operating results of the Company. The analysis is intended to provide management's overview of the Company's overall operations for the periods indicated.

Financial Condition

      The following table sets forth certain selected financial data as of, and for the years ended, December 31, 2002 and 2001.

                                                     2002         2001         % Change
                                                   --------     --------       --------

                                              (Dollars in Thousands, Except Per Share Data)
      BALANCE SHEET
           Assets                                  $171,716     $136,044         26.2%
           Deposits                                 132,321      110,728         19.5%
           Loans                                    117,315       93,869         25.0%
           Allowance for loan losses                  1,693        1,263         34.0%
           Securities available for sale             40,333       30,614         31.7%
           Earning assets                           160,909      127,683         26.0%
           Other borrowings                          27,335       15,000         82.2%
           Stockholders' equity                      10,941        9,555         14.5%

      STATEMENT OF OPERATIONS
           Net interest income                     $  5,031     $  4,103         22.6%
           Provision for loan losses                    449          211        112.8%
           Other income                                 970          601         61.4%
           Other expense                              4,296        3,459         24.2%
           Net income                                   900          707         27.3%

      PER SHARE DATA
           Net income, Basic                       $   0.88     $   0.70         25.7%
           Net income, Diluted                         0.85         0.69         23.2%
           Book value                                 10.69         9.42         13.5%

      December 31, 2002 compared to December 31, 2001. The Company's total assets increased $35.7 million, or 26.2%, from $136.0 million at December 31, 2001, to $171.7 million at December 31, 2002. The increase was due primarily to increases in loans and securities available for sale. These increases were primarily funded by increases in deposits and other borrowings.

      Cash and cash equivalents increased $0.6 million, or 8.5%, to $7.2 million at December 31, 2002. This increase was attributable to an increase in due from bank offset by a decrease in federal funds sold from $2.4 million at December 31, 2001, to $2.2 million at December 31, 2002.

      Securities available for sale increased $9.7 million, or 31.7%, to $40.3 million at December 31, 2002, from $30.6 million at December 31, 2001. Total securities held at December 31, 2002 and 2001 consisted of Government agency, Municipal Obligation, Mortgage-backed and Trust Preferred securities. During 2002, approximately $44.6 million of securities were purchased, $7.1 million were called, paid-down or matured and $28.7 million were sold. Most of the securities sold were part of a bond swap. The bond swap was a method to sell callable agency securities with a high probability of being called and replacing them with slightly higher yielding mortgage-backed securities or similar securities with more earnings potential when the gain is aggregated with the future cash flows. The resulting gains from the sale of securities totaled $342,000. Management does not engage in the practice of trading securities; rather, the Bank's investment portfolio consists entirely of securities designated as available for sale.

      Loans increased $23.4 million, or 25.0%, to $117.3 million at December 31, 2002, from $93.9 million at December 31, 2001. The Bank's borrowing customers are primarily small and medium size businesses and its lending activities are predominately centered in the Metro region of Charlotte. However, the Bank does offer a competitive line of consumer loan products and is seeking to offer these products to a broad range of potential customers in its market area. The loan portfolio's composition included a variety of commercial, real estate, consumer, and installment loans. At December 31, 2002, commercial loans made up 22.0%, real estate secured loans made up 74.9%, and installment loans made up 3.1% of the loan portfolio. Management anticipates that loans will continue to increase as long as interest rates do not rise significantly and the economy does not experience a marked downturn.

      Premises and equipment increased $0.8 million to $2.0 million at December 31, 2002, from $1.2 million at December 31, 2001. This increase is primarily due to the construction in progress of the new Cornelius location. The current leased facility will be re-located into this new facility upon completion in late spring 2003.

      Other assets increased $1.2 million, or 29.9%, to $5.4 million at December 31, 2002, from $4.2 million at December 31, 2001. This increase was primarily attributable to an investment into a Bank Owned Life Insurance Policy (BOLI) in the amount of $1.0 million. The total investment in the BOLI at December 21, 2002 was $3.7 million.

      Deposits increased $21.6 million, or 19.5%, to $132.3 million at December 31, 2002, from $110.7 million at December 31, 2001, with the increases primarily in time deposits over $100,000. Most of the increase in this category was due to the acquisition of approximately $19.9 million in brokered certificates of deposits. These certificates have original maturities ranging from six to eighteen months with competitive interest rates.

      At December, 31, 2002, there was no concentration of deposits from one individual or entity; however, the Bank had 36.3% of its total deposits in the $100,000 and over certificate of deposit category. This category consists of both retail certificates of deposits totaling $23.1 million and brokered certificates of deposits totaling $24.9 million. This level of activity in the $100,000 and over certificates of deposits was due, in some cases, to individuals allocating their deposits among several financial institutions in order for each of their various accounts to approximate the $100,000 deposit insurance limitation of the FDIC and the aforementioned $24.9 million brokered certificates of deposit. While the Bank anticipates that deposits will continue to increase, the timing and magnitude of deposit growth remains difficult to predict and is affected by the local economy, interest rates paid on competing investments and the confidence of customers in the financial services industry.

      Other borrowings increased $12.3 million during the year, to $27.3 million at December 31, 2002, from $15.0 million at December 31, 2001. The components of this increase consisted of $12.0 million in advances from the Federal Home Loan Bank of Atlanta (FHLB) for a total outstanding of $22.0 million and the issuance of a customer reverse repurchase agreements of $0.3 million. The proceeds from other borrowings were used to fund loan growth and satisfy the general funding needs of the Bank.

      Stockholders' equity amounted to $10.9 million, or 6.4% of total assets at December 31, 2002, compared to $9.6 million, or 7.9% of total assets at December 31, 2001. This increase in stockholders' equity, and the related increase in book value per share, was positively impacted by the increase in net income and the market value of securities available for sale. The decrease in stockholders' equity as a percent of total assets was primarily attributable to the rapid growth in balance sheet items discussed above.

Liquidity

      In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, as well as to satisfy general funding needs, the Bank must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from the Bank's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is provided by the Bank's ability to attract deposits and borrow funds. The primary source of liability liquidity is the Bank's customer base that provides core deposit growth. In addition to the foregoing, the Bank could obtain short- term liquidity through its existing lines of credit with the Bankers Bank of Atlanta, Georgia, and the FHLB. The over-all liquidity position of the Bank is closely monitored and evaluated regularly. Management believes the Bank's liquidity sources at December 31, 2002, were adequate to meet its operating needs.

the Corporation's most critical accounting policies, which are those that are most important to the portrayal of the Corporation's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Results of Operations

      For the Year Ended December 31, 2002. The results of operations for the year ended December 31, 2002, was net income of $900,000, or $0.85 per diluted share, compared with net income of $707,000, or $0.69 per diluted share, for the year ended December 31, 2001. For the year ended December 31, 2002, interest income was $8.7 million, an increase of $0.4 million, or 5.0%, over the fiscal 2001 amount. This increase was primarily attributable to increased volume in the loan portfolio that was partially offset by a full year's impact of reductions in the prime rate of interest in 2001 from 9.50% to 4.75% and a reduction in December 2002 of another 0.51% to 4.25%. Interest expense was $3.7 million for the year ended December 31, 2002, a decrease of $0.5 million, or 12.2%, from the fiscal 2001 amount. This decrease was primarily attributable to lower interest rates on deposit accounts, and was partially offset by the increased volume in interest-bearing deposits and FHLB advances. Net interest income for the year ended December 31, 2002, was $5.0 million. For the year ended December 31, 2002, the yield on average interest-earning assets was 6.00% while the rate on average interest-bearing liabilities was 3.10%, resulting in a net spread of 2.90%. Improvement in this net yield will depend on various factors, including, the Bank's ability to continue to successfully market higher-yielding loan products and to obtain growth in low-cost deposit accounts.

      The provision for loan losses was $449,000 for the year ended December 31, 2002, an increase of $238,000, or 112.8%, from the fiscal 2001 amount. The allowance for loan losses was established to cover losses inherent in the Bank's loan portfolio. The increase in amount provided was primarily due to increased loan production and the downgrade of several loans. There were three non-performing loans at December 31, 2002 totaling $563,000. The allowance for loan losses was 1.44% of total loans outstanding as of December 31, 2002 up from 1.35% at December 31, 2001. Management reviews the adequacy of the allowance for loan losses regularly in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management's evaluation of the adequacy of the allowance for loan losses is based on known and inherent risks in the portfolio, adverse situations that may affect borrowers' ability to repay, the estimated value of underlying collateral, the composition of the overall loan portfolio, current economic conditions and other relevant factors.

                      Analysis of Allowance for Loan Losses
                             (Dollars in Thousands)

                                                                         December 31,
                                                                      ------------------
                                                                       2002        2001
                                                                      ------      ------
            Beginning balance                                         $1,263      $1,052

            Charge-offs:
                 Residential, 1-4 families                                --          --
                 Commercial                                               17           -
                 Installment                                               2          --
                                                                      ------      ------
            Total Charge-offs                                             19          --

            Provision for loan losses                                    449         211
                                                                      ------      ------

            Ending Balance                                            $1,693      $1,263
                                                                      ======      ======

            Ratio of net charge offs during the period to average       0.02%         --
            loans outstanding during the period

      Management will continue to monitor the allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions and loan portfolio quality dictate. Although management maintains the allowance for loan losses at a level which it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, management's determination as to the amount of allowance for loan losses is subject to review by various regulatory agencies as part of its examination processes, which may result in the establishment of additional allowances based upon management's judgments of the information available to it at the time of its examination.

      Other income totaled $970,000 for the year ended December 31, 2002, an increase of $369,000 over the 2001 amount. Other income includes service fees on deposit accounts, various loan fees, safe deposit box rentals, gain on sale of securities and various other items. The increase was primarily due to a security gains increase of $219,000 over the comparable period in 2001 and an increase in cash surrender value of the BOLI of approximately $173,000. As the Bank continues to add accounts and fee income services, other income is expected to increase and become a more significant part of the Bank's total income.

      Other expenses totaled $4.3 million for the year ended December 31, 2002, an increase of $837,000, or 24.2%, over the 2001 amount. This increase was primarily attributable to salary expenses associated with higher full-time equivalents, higher data processing cost due to check imaging and higher license cost and various other categories associated with increased assets.

      The Company recorded tax expense of $356,000 in 2002 compared to $327,000 in 2001. The effective rate decreased to 28.3% for 2002, compared to 31.6% for 2001. The decrease in effective rate was a result of added tax-free investment securities and bank owned life insurance.

      For the Year Ended December 31, 2001. The result of operations for the year ended December 31, 2001 was net income of $707,000, or $0.69 per diluted share, compared with net income of $640,000, or $0.63 per diluted share, for the year ended December 31, 2000. For the year ended December 31, 2001, interest income was $8.3 million, an increase of $0.3 million, or 3.2%, over the fiscal 2000 amount. This increase was primarily attributable to increased volume in the loan portfolio that was partially offset by reductions in the prime rate of interest from 9.50% to 4.75% during the year. Interest expense was $4.2 million for the year ended December 31, 2001, an increase of $0.1 million, or 3.1%, over the fiscal 2000 amount. This increase was primarily attributable to the increased volume in interest-bearing deposits and FHLB advances that was partially offset by re-pricing the certificates of deposits throughout the year. Net interest income for the year ended December 31, 2001, was $4.1 million. For the year ended December 31, 2001, the yield on average interest-earning assets was 7.30% while the rate on average interest-bearing liabilities was 3.84%, resulting in a net yield on interest-earning assets of 3.62%.

      The provision for loan losses was $211,000 for the year ended December 31, 2001, an increase of $30,000, or 16.6%, from the fiscal 2000 amount. The allowance for loan loss was set aside to cover losses inherent in the Bank's loan portfolio. There were no non-performing loans on the Bank's books at December 31, 2001. The allowance for loan losses was 1.35% of total loans outstanding as of December 31, 2001.

      Other income totaled $601,000 for the year ended December 31, 2001, an increase of $339,000 over the 2000 amount. Other income included service fees on deposit accounts, various loan fees, safe deposit box rentals, gain on sale of securities and various other items. The increase was primarily due to enhanced efforts to collect service charge fees and higher levels of mortgage loans resulting from lower rates during the first nine months of 2001. Also included in other income was gain on sale of securities of $123,000.

      Other expenses totaled $3.5 million for the year ended December 31, 2001, an increase of $42,000, or 1.2%, over the 2000 amount. This increase was primarily attributable to an increase in occupancy expense relating to the addition of a branch location in the second quarter of 2000 and the formation cost of $50,000 for the Company in May 2001.

      The Company recorded $327,000 of income tax expense for the year ended December 31, 2001 compared to no taxes in 2000. In 2000 the utilization of deferred tax benefits generated from losses in prior periods mitigated the current liability.

Risks Associated with the Bank and the Company

      Risks Associated with Loans. A significant source of risk for the Bank arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Bank has underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Bank's loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect results of operations.

      Competition with Larger Financial Institutions. The banking and financial services business in the Bank's market area continues to be a competitive field and is becoming more competitive as a result of:

            o     Changes in regulations;

            o     Changes in technology and product delivery systems; and

            o The accelerating pace of consolidation among financial services providers.

      It may be difficult to compete effectively in the Bank's market, and results of operations could be adversely affected by the nature or pace of change in competition. The Bank competes for loans, deposits and customers with various bank and nonbank financial services providers, many of which are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services.

      Technological Advances. The banking industry continues to experience technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Bank's future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in the Bank's operations. Many of our competitors have substantially greater resources than the Company and the Bank have to invest in technological improvements.

      Government Regulations. Current and future legislation and the policies established by federal and state regulatory authorities will affect the Company's and the Bank's operations. The Bank is subject to supervision and periodic examination by the FDIC and the Commissioner. The Company is subject to the supervision and regulation of the Federal Reserve and the Commissioner. Banking regulations, designed primarily for the protection of depositors, may limit the Company's and the Bank's growth and the return to our shareholders by restricting certain of the Company's and the Bank's activities, such as:

            o     The payment of dividends to the Company's shareholders;

            o Possible mergers with or acquisitions of or by other institutions;

            o     Investment policies;

            o     Loans and interest rates on loans;

            o     Interest rates paid on deposits;

            o     Expansion of branch offices; and/or

            o The possibility to provide or expand securities or trust services.

      The Company cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that any changes may have on future business and earnings prospects. The cost of compliance with regulatory requirements may adversely affect the Company's and the Bank's ability to operate profitably. The enactment of the Sarbanes-Oxley Act, and the related rules and regulations enacted by the SEC, have resulted in a significant increase in audit and legal fees.

Effects of Inflation and Changing Prices.

      A commercial bank has an asset and liability structure that is distinctly different from that of a company with substantial investments in plant and inventory because the major portion of a bank's assets is monetary in nature. As a result, a bank's performance may be significantly influenced by changes in interest rates. Although the banking industry is more affected by changes in interest rates than by inflation in the prices of goods and services, inflation is a factor that may influence interest rates. Yet, the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. Inflation does affect operating expenses in that personnel expenses and the cost of supplies and outside services tend to increase during periods of high inflation.

New Accounting Pronouncements

      In November 2002, the Financial Standards Board published Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation elaborates on the disclosure requirements for most guarantees and clarifies the accounting treatment for new guarantees, including for example, loan sales that have buyback scenarios. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modifies after December 31, 2002, while the disclosure requirements are effective for financial statements for periods ending after December 15, 2002.

      In December 2002, the Financial Statements Board issued Statement 148, Accounting for Stock-Based Compensation - Transition and Disclosure; which will potentially impact the Company's accounting for its stock-based employee compensation. This statement amended FASB Statement 123 and provides for an alternative method of transition for an entity that changes to the fair value based method of accounting for stock-based employee compensation. The amendment to Statement 123 is effective for financial statements for periods ending after December 15, 2002 and affects disclosure in the footnotes to the financial statement for the year ended December 31, 2002 of the Company.

      Statement 148 and Interpretation No. 45 did not have a significant impact on the Company for the year ended December 31, 2002.

Critical Accounting Policies

      The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company's significant accounting policies are discussed in detail in Note 1 of the consolidated financial statements found in Item 7 of this Form 10-KSB. The following is a summary of the allowance for loan losses, one of the most complex and judgmental accounting policies of the Company.

      The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to pay, the estimated value of any underlying collateral, and current economic conditions. The loan portfolio is further analyzed by each loan type and delinquency status to determine the risk category for each loan that is used in calculating the allowance for loan losses. Loans delinquent greater than 90 days are evaluated individually for loss exposure, while other loans are evaluated in the aggregate by type. While management uses the best information to make evaluations, future adjustments may be necessary, if economic or other conditions differ substantially from the assumptions used.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
First Commerce Corporation
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of First Commerce Corporation and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Commerce Corporation and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP
_________________________
Charlotte, North Carolina
January 11, 2003

                           First Commerce Corporation
                                 Balance Sheets
                           December 31, 2002 and 2001
                             (Dollars in Thousands)

                                         ASSETS

                                                                        2002        2001
                                                                      --------    --------
Cash and due from banks                                               $  5,071    $  4,250
Federal funds sold                                                       2,161       2,415
                                                                      --------    --------
    Cash and cash equivalents                                            7,232       6,665
Securities available for sale                                           40,333      30,614
Federal Home Loan Bank stock                                             1,100         785

Loans                                                                  117,315      93,869
Less allowance for loan losses                                           1,693       1,263
                                                                      --------    --------
     Net loans                                                         115,622      92,606

Premises and equipment, net                                              2,031       1,218
Other assets                                                             5,398       4,156
                                                                      --------    --------
     Total assets                                                     $171,716    $136,044
                                                                      ========    ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest-bearing                                              $ 31,162    $ 34,415
     Money market and NOW accounts                                      19,834      16,887
     Savings                                                             2,645       2,842
     Time, $100 and over                                                48,005      26,614
     Other time                                                         30,675      29,970
                                                                      --------    --------
          Total deposits                                               132,321     110,728
                                                                      --------    --------
Other borrowings                                                        27,335      15,000
Other liabilities                                                        1,119         761
                                                                      --------    --------
          Total liabilities                                            160,775     126,489
                                                                      --------    --------

Stockholders' equity:
     Common stock, no par value, 20,000,000 shares authorized,
          1,023,649 and 1,014,684 shares issued and outstanding
          at December 31, 2002 and December 31, 2001, respectively       9,025       8,949
      Preferred stock, no par value, 5,000,000 shares authorized,
          no shares issued or outstanding                                   --          --
     Retained earnings                                                   1,472         572
     Accumulated other comprehensive income                                444          34
                                                                      --------    --------
          Total stockholders' equity                                    10,941       9,555
                                                                      --------    --------
          Total liabilities and stockholders' equity                  $171,716    $136,044
                                                                      ========    ========

                 See accompanying notes to financial statement.

                           First Commerce Corporation
         Consolidated Statements of Operations and Comprehensive Income
              For the years ended December 31, 2002, 2001 and 2000
                  (Dollars in Thousands, Except Per Share Data)

                                                                    2002          2001          2000
                                                                 ----------    ----------    ----------
Interest income:
     Loans                                                       $    6,643    $    6,715    $    6,509
     Securities available for sale
           Taxable                                                    1,842         1,487         1,216
           Tax-exempt                                                   181            33            --
     Federal funds sold                                                  30            44           301
                                                                 ----------    ----------    ----------
          Total interest income                                       8,696         8,279         8,026
                                                                 ----------    ----------    ----------

Interest expense:
     Deposits                                                         2,601         3,587         3,965
     Federal funds purchased and FHLB advances                        1,064           589            85
                                                                 ----------    ----------    ----------
          Total interest expense                                      3,665         4,176         4,050
                                                                 ----------    ----------    ----------

          Net interest income                                         5,031         4,103         3,976
Provision for loan losses                                               449           211           181
                                                                 ----------    ----------    ----------
          Net interest income after provision for loan losses         4,582         3,892         3,795
                                                                 ----------    ----------    ----------

Other income:
     Service fees                                                       193           194            78
     Gain on sale of securities                                         342           123            --
     Other                                                              435           284           184
                                                                 ----------    ----------    ----------
          Total other income                                            970           601           262
                                                                 ----------    ----------    ----------

Other expense:
     Personnel                                                        2,069         1,723         1,868
     Occupancy                                                          669           582           516
     Data processing                                                    342           188           181
     Professional fees                                                  263           223           102
     Telephone, postage, and supplies                                   164           129           116
     Advertising and business promotion                                 198           171           178
     Other                                                              591           443           456
                                                                 ----------    ----------    ----------
          Total other expense                                         4,296         3,459         3,417
                                                                 ----------    ----------    ----------

          Income before income taxes                                  1,256         1,034           640
Income taxes                                                            356           327            --
                                                                 ----------    ----------    ----------
          Net income                                                    900           707           640

Other comprehensive income, net of tax                                  410           132           431
                                                                 ----------    ----------    ----------
          Comprehensive income                                   $    1,310    $      839    $    1,071
                                                                 ==========    ==========    ==========

Net income per share:
     Basic                                                       $     0.88    $     0.70    $     0.63
                                                                 ==========    ==========    ==========
     Diluted                                                     $     0.85    $     0.69    $     0.63
                                                                 ==========    ==========    ==========

Weighted average shares outstanding:
     Basic                                                        1,018,540     1,014,684     1,014,684
                                                                 ==========    ==========    ==========
     Diluted                                                      1,064,165     1,018,271     1,014,684
                                                                 ==========    ==========    ==========

                 See accompanying notes to financial statement.

                           First Commerce Corporation
           Consolidated Statements of Changes in Stockholders' Equity
              for the years ended December 31, 2002, 2001 and 2000
                             (Dollars in Thousands)

                                                    Common Stock                        Accumulated Other
                                              -------------------------       Retained    Comprehensive
                                                Shares           Amount       Earnings     Income (Loss)
                                              ----------        -------       --------  -----------------
Balance, January 1, 2000                         922,689        $ 8,075        $   101        $(529)

Other comprehensive income, net of tax                --             --             --          431

Net income                                            --             --            640           --
                                              ----------        -------        -------        -----

Balance, December 31, 2000                       922,689          8,075            741          (98)

Common stock dividend, no par of 10%              92,268            876           (876)          --

Purchase and retirement of common stock             (273)            (2)            --           --

Other comprehensive income, net of tax                --             --             --          132

Net income                                            --             --            707           --
                                              ----------        -------        -------        -----

Balance, December 31, 2001                     1,014,684          8,949            572           34

Stock options exercised                            8,965             76             --           --

Other comprehensive income, net of tax                --             --             --          410

Net income                                            --             --            900           --
                                              ----------        -------        -------        -----

Balance, December 31, 2002                     1,023,649        $ 9,025        $ 1,472        $ 444
                                              ==========        =======        =======        =====

                 See accompanying notes to financial statement.

                           First Commerce Corporation
                      Consolidated Statements of Cash Flows
              for the years ended December 31, 2002, 2001 and 2000
                             (Dollars in Thousands)

                                                                             2002         2001         2000
                                                                           --------     --------     --------
Cash flows from operating activities:
          Net income                                                       $    900     $    707     $    640
          Adjustments to reconcile net income to net
               cash provided by operating activities:
          Depreciation and amortization                                         234          231          226
          Provision for loan losses                                             449          211          181
          Decrease (increase) in deferred income tax assets                    (162)          39         (209)
          Net amortization (accretion) on securities available for sale          35           (6)          (9)
          Gain on sale of securities available for sale                        (342)        (123)          --
          Loss on sale premises and equipment                                    24           37           --
          Increase in other assets                                             (341)        (586)        (104)
          Increase in other liabilities                                         358          328          105
                                                                           --------     --------     --------
               Net cash provided by operating activities                      1,155          838          830
                                                                           --------     --------     --------

Cash flows from investing activities:
         Purchases of securities available for sale                         (44,591)     (39,441)      (6,756)
         Proceeds from maturities and issuer calls of securities
              available for sale                                              7,146       19,875           --
         Proceeds from sale of securities available for sale                 28,704       15,361           --
         Proceeds from sale of other real estate owned                           --          495           --
         Purchase of Federal Home Loan Bank Stock                              (315)        (534)          --
         Net increase in loans                                              (23,465)     (15,860)     (12,232)
         Purchase of life insurance policies                                 (1,000)      (2,500)          --
         Purchase of premises and equipment                                  (1,076)        (294)        (202)
         Sales  of premises and equipment                                         5           --           --
                                                                           --------     --------     --------
              Net cash used in investing activities                         (34,592)     (22,898)     (19,190)
                                                                           --------     --------     --------

Cash flows from financing activities:
         Net increase in deposits                                            21,593       10,557       14,252
         Proceeds from long term borrowings                                  12,335       13,000        2,000
         Proceeds from the exercise of stock options                             76           --           --
         Purchase of fractional shares                                           --           (2)          --
                                                                           --------     --------     --------
              Net cash provided by financing activities                      34,004       23,555       16,252
                                                                           --------     --------     --------

              Net increase (decrease) in cash and cash equivalents              567        1,495       (2,108)
Cash and cash equivalents, beginning of year                                  6,665        5,170        7,278
                                                                           --------     --------     --------
Cash and cash equivalents, end of year                                     $  7,232     $  6,665     $  5,170
                                                                           ========     ========     ========

Supplemental cash flow information:
          Interest paid                                                    $  3,555     $  4,199     $  3,999
                                                                           ========     ========     ========

          Taxes paid                                                       $    574     $    272     $    184
                                                                           ========     ========     ========

Supplemental disclosure of noncash investing activities:
      Transfer from loans to other real estate owned                       $     --     $     --     $    532
                                                                           ========     ========     ========
      Net change in unrealized gain on
           securities available for sale, net of tax                       $    410     $    132     $    431
                                                                           ========     ========     ========

                 See accompanying notes to financial statement.

1. Organization and Summary of Significant Accounting Policies:

      ORGANIZATION - The Company was organized and incorporated under the laws of the State of North Carolina on February 26, 2001 and became the bank holding company for the Bank on May 24, 2001. As a result of the reorganization, each share of the Bank common stock was automatically converted into one share of the Company stock. The transaction was recorded, as defined by Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, as an exchange of interest between entities under common control. The Bank presently operates three full service branches in Mecklenburg County in North Carolina. The Bank's primary source of revenue is derived from securities and loans.

      BASIS OF PRESENTATION AND CONSOLIDATION - The consolidated financial statements, include the accounts of the Company and the Bank, its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

      PERVASIVENESS OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The allowance for loan losses is such an estimate. Actual results could differ from those estimates.

      SECURITIES - The Bank classifies securities as either held to maturity or available for sale on the date of purchase. In determining such classification, debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. The Bank had no investments classified as held to maturity during the years ended December 31, 2002, 2001 and 2000. All securities are classified as available for sale and are carried at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of tax. The Bank intends to hold securities available for sale for an indefinite period of time but may sell them prior to maturity.

      Gains and losses on sales of securities are determined based on the specific identification method and are included in other income. Premiums and discounts are amortized into interest income using a level yield method.

      Declines in the fair value of individual securities classified as either held to maturity or available for sale below their amortized cost that are determined to be other than temporary result in write-downs of the individual securities to their fair value with the resulting write-downs included in current earnings as realized losses.

      LOANS - Loans are reported at the outstanding principal balances net of unamortized deferred loan fees and costs on originated loans. Interest on loans is recognized over the terms of the loans based on the principal amount outstanding. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to income over the lives of the related loans using the interest method.

      NONACCRUAL LOANS - Loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to the collection of scheduled payments of principal or interest when due according to the contractual terms of the loan agreement, are generally classified as nonaccrual loans unless they are well collateralized and in process of collection. When the accrual of interest is discontinued, all unpaid accrued interest is reversed. Subsequent recognition occurs only to the extent that payment is received, subject to management's assessment of the collectibility of the remaining interest and principal. A nonaccrual loan is restored to accrual status when it is no longer delinquent, and collectibility of interest and principal is no longer in doubt. The Bank had $563,000 loans classified as nonaccrual during the year ended December 31, 2002, and no loans classified as nonaccrual for the years ended December 31, 2001 and 2000. In addition, at and for the years ended December 31, 2002, 2001 and 2000, the Bank had no troubled debt restructurings.

      ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is established through the provision for loan losses charged against income and is available to absorb losses inherent in the credit extension process. The allowance is determined by a formula based on the grade of each loan in the portfolio. Management's judgment in determining the grade of each loan and the adequacy of the allowance is inherently subjective and is based on the evaluation of individual loans, the known and inherent risk characteristics and size of the loan portfolio, the assessment of current economic conditions, estimates of the current value of underlying collateral, past loan loss experience, review of regulatory authority examination reports and evaluations of loans, and other relevant factors. Loans deemed to be uncollectible are charged against the allowance for loan losses and subsequent recoveries, if any, are credited to the allowance. During 2002, approximately $19,000 in loans was charged against the allowance for loan losses and there were no loans charged against the allowance for loan losses for the years ended December 31, 2001 and 2000.

      Management reviews the adequacy of the allowance for loan losses regularly in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management's evaluation of the adequacy of the allowance is based on known and inherent risks in the portfolio, adverse situations that may affect the borrowers' ability to repay, the estimated value of any underlying collateral, composition of the overall loan portfolio, current economic conditions and other relevant factors.

      Loans are considered impaired when it is probable that all amounts due will not be collected in accordance with the contractual terms of the loan. The measurement of impaired loans that are collateral dependent is based on the fair value of the collateral. The measurement of other impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. The Bank had no impaired loans during the years ended December 31, 2002, 2001 and 2000.

      The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers' financial data and borrowers' operating factors such as cash flows, operating income, or loss, etc.

      BENEFIT PLANS - The Bank has a 401(k) plan covering substantially all of its employees. The Bank matches 100% of the qualified employee's contributions, limited to 4% of the employee's salary.

      ACCOUNTING FOR STOCK BASED COMPENSATION - SFAS No. 123, Accounting for Stock-Based Compensation and as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosure of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has elected to continue to measure compensation cost for its stock option plans under the provision in APB Opinion 25.

Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Bank's net income and net income per share would have been changed to the pro forma amounts indicated below.

                                                          2002        2001        2000
                                                        --------    --------    --------
                                                  (Dollars in Thousands, except Per Share Data)
Net income:
     As reported                                        $    900    $    707    $    640
     Deduct: Total stock-based employee
     compensation expense determined under
     Fair value based method                                (160)        (88)        (85)
                                                        --------    --------    --------
     Pro forma                                          $    740    $    619    $    555
                                                        ========    ========    ========
Basic income per share:
     As reported                                        $   0.88    $   0.70    $   0.63
                                                        ========    ========    ========
     Pro forma                                          $   0.73    $   0.61    $   0.55
                                                        ========    ========    ========
Diluted income per share:
     As reported                                        $   0.85    $   0.69    $   0.63
                                                        ========    ========    ========
     Pro forma                                          $   0.70    $   0.61    $   0.55
                                                        ========    ========    ========

PREMISES AND EQUIPMENT - Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed by the straight-line method based on the estimated useful lives of assets, or the life of the related lease, whichever is shorter.

Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over their estimated useful lives. Upon disposition, the asset and related accumulated depreciation are relieved and any resulting gain or loss is charged to income.

FORECLOSED PROPERTIES - Foreclosed properties are included in other assets and represent real estate acquired through foreclosure or deed in lieu thereof and are carried at the lower of cost or fair value, less estimated costs to sell. Generally the fair values of such properties are evaluated annually and the carrying value, if greater than the estimated fair value less cost to sell, is adjusted with a charge to income.

INCOME TAXES - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based on available evidence. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

NET INCOME PER SHARE - SFAS No. 128, Accounting for Earnings Per Share, requires dual presentation of basic and diluted earnings per share on the face of the statements of operations and requires a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations. Basic per-share amounts are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share. The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all periods. The denominator (weighted average shares outstanding) has been increased by 45,625, 3,587, and 0 shares, for the years ended December 31, 2002, 2001 and 2000, respectively, to reflect the effect of dilutive common share equivalents.

CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Cash flows from loans and deposits are reported net.

COMPREHENSIVE INCOME - Comprehensive income includes net income and all other changes to the Bank's equity, with the exception of transactions with shareholders ("other comprehensive income"). The Bank's only component of other comprehensive income relates to unrealized gains and losses on securities available for sale.

                                                            Years Ended December 31,
                                                          ---------------------------

                                                           2002       2001      2000
                                                          ------      ----      -----
      Unrealized gains on securities
            available for sale arising during the         $1,013      $341      $ 368
            period, before tax expense

      Tax expense (benefit)                                  394       133        (63)
                                                          ------      ----      -----

                                                             619       208        431
                                                          ------      ----      -----

      Less: reclassification adjustment for realized
          gains included in net income                       342       123         --

          Less: tax expense on realized gains                133        47         --
                                                          ------      ----      -----

                                                             209        76         --
                                                          ------      ----      -----

      Other comprehensive income                          $  410      $132      $ 431
                                                          ======      ====      =====

2. Securities:

            The amortized cost and estimated market values of securities available for sale are as follows:

                                                                   Gross           Gross          Estimated
                                                    Amortized    Unrealized      Unrealized         Market
                                                       Cost        Gains           Losses            Value
                                                    ---------    ----------      ----------       ---------
                                                                   (Dollars in Thousands)
      December 31, 2002
      U.S. Government agencies                       $10,962        $ 241         $     --         $11,203
      State, county and municipal obligations          5,879          121              (21)          5,979
      Mortgage backed securities                      19,711          423               (8)         20,126
      Trust preferred securities                       3,053           19              (47)          3,025
                                                     -------        -----         --------         -------
                                                     $39,605        $ 804         $    (76)        $40,333
                                                     =======        =====         ========         =======

      December 31, 2001
      U.S. Government agencies                       $17,486        $ 234         $   (111)        $17,609
      State, county and municipal obligations          2,160            8              (59)          2,109
      Mortgage backed securities                       8,911           48              (63)          8,896
      Trust preferred securities                       2,000           --               --           2,000
                                                     -------        -----         --------         -------
                                                     $30,557        $ 290         $   (233)        $30,614
                                                     =======        =====         ========         =======

            At December 31, 2002, securities with an aggregate market value of $19,277,000 were pledged to secure borrowed funds.

            The amortized cost and estimated market values of securities available for sale at December 31, 2002, by contractual maturities are shown below. Expected maturities of Mortgage backed securities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage backed securities are included in the due after ten years category.

                                                                      Estimated
                                                        Amortized       Market
                                                           Cost         Value
                                                        ---------     ---------
                                                         (Dollars in Thousands)
            Due after one year through five years        $ 1,000       $ 1,029
            Due after five years through ten years         7,506         7,671
            Due after ten years                           31,099        31,633
                                                         -------       -------
                                                         $39,605       $40,333
                                                         =======       =======

            Proceeds from the sale of securities available for sale were approximately $28,704,000 in 2002, $15,361,000 in 2001 and there were no securities sold during the year ending 2000. Gross gains of approximately $442,000 and gross losses of $99,000 were realized in 2002.

3. Loans and Allowance for Loan Losses:

            Loans are summarized as follows:

                                                  December 31
                                             -------------------
                                               2002       2001
                                             --------    -------
                                            (Dollars in Thousands)

            Commercial:                      $ 25,767    $30,666
            Real Estate
                Residential, 1-4 families      22,000     14,447
                Residential, multi-family       1,434      1,597
                Construction                    6,417      6,872
                Other                          58,010     34,709
            Installment                         3,687      5,578
                                             --------    -------
                                             $117,315    $93,869
                                             ========    =======

            Changes in the allowance for loan losses for the years ended December 31, 2002, 2001, and 2000, are summarized as follows:

                                               2002        2001       2000
                                              -------     ------    -------
                                                  (Dollars in Thousands)

            Balance at beginning of period    $ 1,263     $1,052    $   945
            Provision for loan losses             449        211        181
            Charge-offs                           (19)        --        (74)
            Recoveries                             --         --         --
                                              -------     ------    -------
            Balance at end of period          $ 1,693     $1,263    $ 1,052
                                              =======     ======    =======

            The Bank has granted loans to certain directors and executive officers of the Bank and to their related interests. A summary of activity of related party loans for the year ended December 31, 2002, is as follows:

                                                  2002        2001
                                                 -------     -------
                                                (Dollars in Thousands)

            Balance at beginning of year         $ 3,636     $ 3,746
            New loans                              4,195       1,104
            Principal repayments and renewals     (1,646)     (1,214)
                                                 -------     -------
            Balance at end of year               $ 6,185     $ 3,636
                                                 =======     =======

4. Premises and Equipment:

            Premises and equipment are summarized as follows:

                                                                December 31,
                                                              ----------------
                                                               2002      2001
                                                              ------    ------
                                                            (Dollars in Thousands)
            Land                                              $  428    $  428
            Leasehold improvements                               370       383
            Equipment and fixtures                             1,276     1,217
                                                              ------    ------
                                                               2,074     2,028
            Construction in progress                             997        97
            Less accumulated depreciation and amortization     1,040       907
                                                              ------    ------
                                                              $2,031    $1,218
                                                              ======    ======

5. Deposits:

            The scheduled maturities of time deposits at December 31, 2002, are as follows:

                                                               2002
                                                             -------

                     Year Ending                              Amount
                                              (Dollars in Thousands)
                         2003                                $53,188
                         2004                                 25,311
                         2005                                     93
                         2006                                     27
                         2007                                     61
                                                             -------
                                                             $78,680
                                                             =======

            The Bank purchases brokered certificates of deposit at competitive rates and terms ranging from six to eighteen months. Brokered certificates of deposits were $24.9 million and $5.0 million at December 31, 2002 and 2001, respectively. Premiums paid were $80,000 and $8,000 for the years ended December 31, 2002 and 2001, respectively.

6. Leases:

            The Bank has noncancelable operating leases for its home office and branch locations with expirations in 2002, 2005 and 2007. Future minimum lease payments under these leases for years subsequent to December 31, 2002 are as follows:

                  Year ending                                  Amount
                  -----------                                  ------
                                                       (Dollars in Thousands)

                      2003                                      $259
                      2004                                       262
                      2005                                       271
                      2006                                       106
                      2007                                        92
                   Thereafter                                     --
                                                                ----
                                                                $990
                                                                ====

            Total rental expense related to these operating leases was $297,000, $267,000 and $225,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

7. Commitments and Contingencies:

            The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Those financial instruments include lines of credit and loan commitments and involve elements of credit risk in excess of amounts recognized in the accompanying financial statements.

            The Bank's risk of loss with the lines of credit and loan commitments is represented by the contractual amount of these instruments. The Bank uses the same credit policies in making commitments under such instruments as it does for on-balance sheet instruments. The amount of collateral obtained, if any, is based on management's credit evaluation of the borrower. Collateral held varies, but may include accounts receivable, securities, inventory, real estate and time deposits with financial institutions.

            Financial instruments whose contract amounts represent potential credit risk included unfunded lines of credit and loan commitments, primarily at variable rates, totaling $18,399,000 and $16,044,000, and standby letters of credit aggregating $0 and $71,000 at December 31, 2002 and 2001, respectively. Management expects that these commitments can be funded through normal operations.

8. Other borrowings:

            The Bank has two available lines of credit expiring in 2003 with The Bankers Bank, Atlanta, Georgia, in the aggregate amount of $5,500,000, which bear interest at the prevailing market rate. There are no borrowings outstanding under the lines of credit at December 31, 2002 and 2001.

            The Bank has a line of credit with the Federal Home Loan Bank of Atlanta in the amount up to twenty-five percent of the Bank's total assets. Terms and conditions vary depending on the program selected by the Bank for credit advances, subject to collateralization of FHLB stock of $1.1 million, qualifying 1-4 family residential mortgage loans totaling $8.9 million and securities of the United States or its agencies which are held by a third party custodian for safekeeping totaling $16.9 million. The outstanding amounts consist of $5.0 million maturing in 2004, $2.0 million maturing in 2005, $8.0 million maturing in 2011 and $7.0 million maturing in 2014. Securities sold under agreements to repurchase represent short-term borrowing by the Bank with maturities ranging from 1 - 89 days collateralized by a portion, totaling $1.8 million, of the Bank's securities of the United States or its agencies which are held by a third party custodian for safekeeping.

            The Company participated in a pooled trust preferred securities offering in the amount of $5.0 million in 2001. This security bears a variable interest rate based on the sixty-day LIBOR plus 375 basis points, matures in 2031 and is callable at par in 2006. The Company capitalized cost related to the debt and is amortizing the cost over five years.

                                                      Interest                                     Maximum
                                       Balance          Rate                        Average      Outstanding
                                        as of           as of          Average      Interest       at any
                                     December 31,    December 31,      Balance        Rate        Month-End
                                     ------------    ------------      -------      --------     -----------
                                                                (Dollars in Thousands)
      2002
      Federal funds purchased and
         securities sold under
         agreement                     $   335           1.23%         $ 2,960        2.63%        $ 6,304
      Trust preferred security           5,000           5.17%           5,000        5.92%          5,000
      FHLB Advances                     22,000      1.64% to 7.07%      18,522        3.71%         22,000
                                       -------                         -------                     -------
           Total                       $27,335                         $26,482                     $33,304
                                       =======                         =======                     =======

      2001
      Federal funds purchased and
         securities sold under
         agreement                     $    --             --          $ 1,667        5.17%        $ 1,150
      Trust preferred security           5,000           6.01%             466        5.17%          5,000
      FHLB Advances                     10,000           4.94%           8,787        3.65%         13,700
                                       -------                         -------                     -------
          Total                        $15,000                         $10,920                     $19,850
                                       =======                         =======                     =======

9. Employee Benefit Plan:

            Effective March 30, 1997, the Bank adopted a Savings Incentive Match Plan for Employees (the "SIMPLE") as described in Section 408(p) of the Internal Revenue Code of 1986, as amended (the "Code"). The SIMPLE is administered by an unaffiliated company. All employees are eligible to participate in the SIMPLE. The Bank has elected to contribute a matching contribution that is equal to 100% of the voluntary employee contribution up to a maximum of 3% of individual compensation for the year. Voluntary employee contributions and the Bank's matching contributions vest immediately. The Bank's matching contributions attributable to the SIMPLE were approximately $39,000 and $39,000 for the years ended December 31, 2001 and 2000, respectively.

            Effective January 1, 2002, the Bank adopted the First Commerce Bank 401(k) Plan (the "Plan") as described under Section 401 of the Code. The Plan is administered by an unaffiliated company. All employees are eligible to participate in the Plan if they have completed one month of service and attained the age of 21. All participants eligible for the SIMPLE are 100% vested. All new employees will vest at a rate of 25% per year. The Bank has elected to contribute a matching contribution that is equal to 100% of the voluntary employee contribution up to a maximum of 4% of individual compensation for the year. The Bank's matching contributions attributable to the Plan were approximately $59,000 for the year ended December 31, 2002.

10. Compensation Plans:

            On May 25, 2001, the First Commerce Bank 1997 Incentive Stock Option Plan was continued as the First Commerce Corporation 2001 Incentive Stock Option Plan, which provides for the issuance of options to purchase shares of the Company's common stock to officers and full-time employees of the Bank. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant. The options vest 20% per year after their date of grant.

            A summary of the plan for the years ended December 31, 2002, 2001, and 2000 is as follows. Share and price information has been restated to reflect the 10% stock dividend in 2001.

                                                            2002                      2001                       2000
                                                   ---------------------     ----------------------      --------------------
                                                                Exercise                   Exercise                  Exercise
                                                   Shares         Price       Shares        Price        Shares        Price
                                                   ------       --------     --------      --------      ------      --------
      Outstanding at beginning of year             101,027       $ 9.36        73,987       $10.26       51,204       $11.04
      Granted                                       26,200        11.38        31,550         7.45       24,200         8.57
      Exercised                                         --           --            --           --           --           --
      Forfeited                                    (27,444)        9.57        (4,510)       10.10       (1,417)        9.45
                                                  --------                   --------                   -------
      Outstanding at end of year                    99,783         9.83       101,027         9.36       73,987        10.26
                                                  ========                   ========                   =======

      Exercisable at end of year                    45,600         9.88        41,413        10.24       33,886        10.27

      Weighted-average fair value per option
        of options granted during the year        $   7.79                   $   4.88                   $  3.99

      Weighed-average life of options
        Outstanding (in months)                         89                         94                        98

            During 1999, the Bank amended the First Commerce Bank 1997 Nonqualified Stock Option Plan for Directors (the "Nonqualified Option Plan"), which was continued by the Company upon its formation and provides for the issuance of options to purchase shares of the Company's common stock to non-employee directors of the Company. The Nonqualified Option Plan amendment increased the number of options that may be granted pursuant to the plan. Following approval by the Shareholders of the First Commerce Corporation Omnibus Stock and Incentive Plan on April 23, 2002, the Board of Directors of the Company terminated the 2001 Nonqualified Option Plan. Non-employee Directors may participate in the Omnibus Stock Option and Incentive Plan. The options have an original term of ten years with an exercise price equal to the market price of the common stock on the date of grant. The options are fully vested on the date of grant. A summary of the plan for the years ended December 31, 2002, 2001, and 2000 is as follows:

                                                            2002                    2001                    2000
                                                   ---------------------    ---------------------    --------------------
                                                                Exercise                 Exercise                Exercise
                                                   Shares         Price      Shares       Price       Shares       Price
                                                   ------       --------    --------     --------    -------     --------
      Outstanding at beginning of year             100,947       $ 9.54       75,981      $10.23      59,591      $10.68
      Granted                                       20,000        11.38       24,966        7.45      16,390        8.57
      Exercised                                     (5,951)        8.76           --          --          --          --
      Forfeited                                     (8,457)       10.13           --          --          --          --
                                                  --------                  --------                 -------
      Outstanding at end of year                   106,539         9.88      100,947        9.54      75,981       10.23
                                                  ========                  ========                 =======

      Exercisable at end of year                   106,539         9.88      100,947        9.54      75,981       10.23

      Weighted-average fair value per option
        of options granted during the year        $   7.79                  $   4.88                 $  3.99

      Weighed-average life of options
        Outstanding (in months)                         84                        89                      94

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: no dividend yield; expected volatility of 67.02%, 52.77% and 25.50%; risk-free interest rates of 4.78%, 4.86% and 5.88%; and expected lives of approximately seven years.

11. Income Taxes:

            The components of income tax expense for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                       2002        2001        2000
                                      -----       -----       -----
                                          (Dollars in Thousands)
            Current:
                 Federal              $ 434       $ 288       $ 209
                 State                   84          --          --
                                      -----       -----       -----
                                        518         288         209
                                      -----       -----       -----
            Deferred:
                 Federal               (143)         39        (209)
                 State                  (19)         --          --
                                      -----       -----       -----
                                       (162)         39        (209)
                                      -----       -----       -----
            Total                     $ 356       $ 327       $  --
                                      =====       =====       =====

            The amount of change in deferred tax liabilities due to unrealized gain on securities available for sale charged (benefit) to stockholders equity totaled $261,000, $86,000 and $(63,000) for the years ended December 31, 2002, 2001, and 2000, respectively. The reason for the differences between statutory federal income tax rate and the effective rates are summarized as follows:

                                                                        2002        2001        2000
                                                                       ------      ------      ------
                                                                           (Dollars in Thousands)
            Statutory federal income tax rates                           34.0%       34.0%       34.0%
            Increase (decrease) in taxes resulting from:
                 Municipal income                                        (4.9)       (1.1)         --
                 Change in valuation allowance                             --        (0.6)      (35.5)
                 Increase in cash surrender value of life insurance      (4.7)         --          --
                 State income tax                                         3.2          --          --
                 Other                                                    0.7        (0.7)        1.5
                                                                       ------      ------      ------
            Effective tax rate                                           28.4%       31.6%        0.0%
                                                                       ======      ======      ======

            The components of deferred tax assets and liabilities are as follows:

                                                               2002    2001     2000
                                                               ----    ----    -----
                                                               (Dollars in Thousands)
      Deferred tax assets:
           Allowance for loan losses                           $623    $457    $ 380
           Unrealized loss on securities
               available for sale                                --      --       63
           Other                                                 22      --       --
           Amortization                                          --      --       29
                                                               ----    ----    -----
           Total deferred tax assets                            645     457      472
           Valuation allowance                                   --      --       (7)
                                                               ----    ----    -----
                Net deferred tax assets                         645     457      465
                                                               ----    ----    -----
      Deferred tax liabilities:
           Depreciation                                          33      27       13
           Deferred loan cost                                   125      74       17
           Other                                                 --      31        8
           Unrealized gain on securities available for sale     284      23       --
                                                               ----    ----    -----
                Total deferred tax liabilities                  442     155       38
                                                               ----    ----    -----

      Net deferred tax assets, included in  other assets       $203    $302    $ 427
                                                               ====    ====    =====

            A valuation allowance was provided in 2000 for the amount of the deferred tax assets the Bank considered likely to be realized. The decrease in the valuation allowance was $-0-, $7,000 and $234,000 for the years ended December 31, 2002, 2001 and 2000 respectively. At the end of 2002 and 2001, no valuation allowance was necessary because the bank believes that it is more likely than not that the full value of all deferred tax assets will be realized.

12. Regulatory Restrictions:

            The payment of dividends by the Company is dependent upon dividend payments by the Bank to the Company. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the bank.

            The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies

            Quantitative measures established by regulators to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital ( as defined in the regulations) to risk-weighted assets ("RWA") (as defined), and of Tier I capital to average assets ("AA") (as defined). Management believes, as of December 31, 2002 and 2001, that the Bank met all capital requirements to which it was subject.

            As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the category.

            The Company's actual capital amounts and ratios are presented in the table below.

                                                                                                             To Be Well
                                                                                                         Capitalized Under
                                                                           For Capital                   Prompt Corrective
         As of December 31, 2002      Actual                            Adequacy Purposes                Action Provisions
         -----------------------      ------                            -----------------                -----------------
                                      Amount          Ratio      Amount               Ratio          Amount             Ratio
                                      ------          -----      ------               -----          ------             -----
                                                                      (Dollars in Thousands)
                                                                               (greater than                    (greater than
         Total Capital to RWA(1)     $15,800          11.93%     $10,595       or equal to) 8.00%    $13,244    or equal to) 10.00%

                                                                               (greater than                    (greater than
         Tier I Capital to RWA       $14,144          10.68%     $ 5,298       or equal to) 4.00%    $ 7,946    or equal to)  6.00%

                                                                               (greater than                    (greater than
         Tier I Capital to AA(2)     $14,144           8.29%     $ 6,825       or equal to) 4.00%    $ 8,532    or equal to)  5.00%

         As of December 31, 2001
         -----------------------
                                                                               (greater than                    (greater than
         Total Capital to RWA        $13,958          13.10%     $ 8,526       or equal to) 8.00%    $10,658    or equal to) 10.00%

                                                                               (greater than                    (greater than
         Tier I Capital to RWA       $12,695          11.91%     $ 4,263       or equal to) 4.00%    $ 6,395    or equal to)  6.00%

                                                                               (greater than                    (greater than
         Tier I Capital to AA        $12,695           9.81%     $ 5,174       or equal to) 4.00%    $ 6,468    or equal to)  5.00%

(1)   Risk Weighted Average

(2)   Average Assets

13. Fair Values of Financial Instruments:

            The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

            The following methods and assumptions were used by the Bank in estimating fair values of financial instruments as disclosed herein:

      Cash and due from banks

      The carrying amounts of cash and due from banks approximate their fair value.

      Federal funds sold

      The carrying amounts of federal funds sold approximate their fair value.

      Securities available for sale

      Fair value for securities available for sale are based on quoted market prices.

      Loans

      Fair value for loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

      Accrued interest receivable

      The carrying amounts of accrued interest receivable approximate fair value.

      Deposits

      The fair value of noninterest bearing, money market and NOW accounts, and savings deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

      Other Borrowings

      The fair value for borrowings with maturities greater than one year is estimated based upon discounted future cash flows using a discount rate comparable to the current market rate for such borrowings.

      Accrued interest payable

      The carrying amounts of accrued interest payable approximate fair value.

      The estimated fair values of the Bank's financial instruments were as follows at December 31:

                                                              2002                         2001
                                                     ---------------------         ---------------------

                                                                   Estimated                     Estimated
                                                    Carrying         Fair         Carrying         Fair
                                                     Amount          Value         Amount          Value
                                                     ------          -----         ------          -----
                                                                    (Dollars in Thousands)
      Financial assets:
                Cash and due from banks             $  5,071       $  5,071       $  4,250       $  4,250
                Federal funds sold                     2,161          2,161          2,415          2,415
                Securities available for sale         40,333         40,333         30,614         30,614
                Loans                                115,622        115,206         92,606         92,683
                Accrued interest receivable              752            752            622            622

      Financial liabilities:
                Deposits                            $132,321       $132,896       $110,728       $111,781
                Other borrowings                      27,335         26,280         15,000         14,618
                Accrued interest payable                 311            311            201            201

            The Bank had off-balance sheet financial commitments to fund lines of credit and loan commitments (see Note 7) totaling $18,399,000 and $16,044,000 at December 31, 2002 and 2001, respectively and standby Letters of Credit aggregating $-0- and $71,000 at December 31, 2002 and 2001, respectively. Since the loan commitments are at interest rates that approximate current market rates, the estimated value of the commitments have no other financial statement impact.

            The fair value estimates presented herein are based on pertinent information available to management at December 31, 2002 and 2001, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been significantly revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

14. First Commerce Corporation:

            The principal assets of the Company are its investment in the Bank, and its principal source of income is dividends from the Bank. Certain regulatory and other requirements restrict the lending of funds by the Bank to the Company and the amount of dividends that can be paid to the Company. In addition, certain regulatory agencies may prohibit the payment of dividends by the Bank if they determine that such payment would constitute an unsafe or unsound practice. At December 31, 2002 and 2001, the total amount of the Company's investment in subsidiaries, $15.5 million and $14.3 million, investment in subsidiaries was restricted as to transfer to the Company without obtaining prior regulatory approval.

            The Company's balance sheet data as of December 31, 2002 and 2001 and related statements of income and cash flow data for each of the years in the two-year period ended December 31, 2002 are as follows:

                                                                       2002         2001
                                                                     --------     --------
                                                                    (Dollars in Thousands)
            Balance Sheet Data:
                 Cash                                                $    129     $     77
                 Investment in subsidiaries                            15,502       14,312
                 Receivable from subsidiaries                              23           --
                 Other assets                                             304          195
                                                                     --------     --------
                                                                     $ 15,598     $ 14,584
                                                                     ========     ========

                 Borrowed funds                                         5,000        5,000
                 Payable to subsidiaries                                   17           29
                 Stockholders' equity                                  10,941        9,555
                                                                     --------     --------
                                                                     $ 15,598     $ 14,584
                                                                     ========     ========
            Income Statement Data:
                 Income from subsidiaries                               1,100          760
                 Other operating expense                                 (346)         (81)
                 Income tax benefit                                       146           28
                                                                     --------     --------
                         Net Income                                  $    900     $    707
                                                                     ========     ========

            Cash Flow Statement Data:
                 Cash Flows from Operating Activities:
                   Net income                                        $    900     $    707
                   (Decrease) increase in payable to subsidiaries         (12)          29
                   Increase in receivable from subsidiaries               (23)          --
                   Increase in other assets                              (109)        (195)
                   Equity in earnings of subsidiaries                    (780)        (760)
                                                                     --------     --------
                   Net cash used by operating activities                  (24)        (219)
                                                                     --------     --------

            Cash Flows from Investing Activities:
                   Investment in subsidiary                                --       (4,704)
                                                                     --------     --------
                   Net cash used by investing activities                   --       (4,704)
                                                                     --------     --------

            Cash Flows from Financing Activities:
                   Proceeds from issuance of common stock                  76           --
                   Proceeds from issuance of subordinated debt             --        5,000
                                                                     --------     --------
                   Net cash provided by financing activities               76        5,000
                                                                     --------     --------
                        Net increase in cash                               52           77
                 Cash at beginning of year                                 77           --
                                                                     --------     --------
                 Cash at end of year                                 $    129     $     77
                                                                     ========     ========

15. New Accounting Pronouncements:

            In November 2002, the Financial Accounting Standards Board published Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation elaborates on the disclosure requirements for most guarantees and clarifies the accounting treatment for new guarantees, including for example, loan sales that have buyback scenarios. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements are effective for financial statements for periods ending after December 15, 2002.

            In December 2002, the Financial Accounting Statements Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure; which will potentially impact the Company's accounting for its stock-based employee compensation. This statement amended SFAS No. 123 and provides for an alternative method of transition for an entity that changes to the fair value based method of accounting for stock-based employee compensation. The amendment to Statement 123 is effective for financial statements for periods ending after December 15, 2002, and affects disclosure in the footnotes for the financial statement for the year ended December 31, 2002 of the Company.

            SFAS No. 148 and Interpretation No. 45 did not have a significant impact on the Company at December 31, 2002.

16. Selected Quarterly Financial Data:

            The following tables present summarized quarterly data for the years ended December 31, 2002 and 2001:

                                                 Year Ended December 31, 2002
                                                      Three Months Ended
                                       -------------------------------------------------
                                       March 31     June 30    September 30  December 31
            Net interest income         $  989       $1,059       $1,273       $1,261
            Other income                   291          165          255          259
            Other expense                1,104        1,034        1,264        1,250
                                        ------       ------       ------       ------
            Net income                  $  176       $  190       $  264       $  270
                                        ======       ======       ======       ======

            Earnings per share          $ 0.17       $ 0.18       $ 0.25       $ 0.25
                                        ======       ======       ======       ======

                                                 Year Ended December 31, 2001
                                                      Three Months Ended
                                       -------------------------------------------------
                                       March 31     June 30    September 30  December 31
            Net interest income         $  927       $  937       $  983       $1,045
            Other income                   106          141          146          208
            Other expense                  895          929          942        1,020
                                        ------       ------       ------       ------
            Net income                  $  138       $  149       $  187       $  233
                                        ======       ======       ======       ======

            Earnings per share(1)       $ 0.15       $ 0.15       $ 0.17       $ 0.23
                                        ======       ======       ======       ======

      (1) Earnings per share data above has been restated to reflect a 10% stock dividend in 2001

17. Merger:

            The Company and Bank of Granite Corporation have entered into a definitive merger agreement as of December 18, 2002, and an amendment as to the merger agreement as of January 22, 2003. Under the terms of the amended agreement, Bank of Granite will issue 529,301 shares and $9,562,611 cash to First Commerce's shareholders upon a merger of the companies. For each share owned, First Commerce's shareholders will be entitled to select either (i) $18.73 cash; (ii) a combination of cash and stock; or (iii) 100% stock, subject to pro rata allocations described in the amended merger agreement.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The following table sets forth as to each director of the Company, his or her name, age as of December 31, 2002, principal occupation during the last five years, the term for which he or she is serving, and the year he or she was first elected as a director.

                                                                                  Existing
                                                   Principal Occupation           Term          Director
Name and Age           Position(s) Held           During Last Five Years          Expires         Since
------------           ----------------           ----------------------          -------         -----
Robert D. Culbertson   Director            President, The Morehead Group            2003          1996
(70)                                       (insurance and executive benefits
                                           consulting firm), Charlotte, North
                                           Carolina.

James Y. Preston       Director and        Partner, Parker, Poe, Adams &            2003          1996
(65)                   Chairman            Bernstein (attorneys), Charlotte,
                                           North Carolina.

David M. Sidbury       Director            President, David M. Sidbury, Inc.        2003          1996
(52)                                       (commercial construction
                                           company), Charlotte, North
                                           Carolina.

Howard E. Virkler      Director            President (Retired), The Virkler         2003          1996
(62)                                       Company (specialty chemical
                                           manufacturer), Charlotte, North
                                           Carolina.

Penny J. Parks         Director            President, Parks & Co. (computer         2004          1996
(42)                                       consulting firm), Charlotte, North
                                           Carolina.

Richard C. Siskey      Director            Managing Director, Wall Street           2004          1996
(44)                                       Capitol, Charlotte, North Carolina
                                           since November 1999, President,
                                           Siskey Companies, Inc. (insurance
                                           and financial planning firm),
                                           Charlotte, North Carolina since
                                           January, 1999; Partner,
                                           Consolidated Planning, Inc.,
                                           Charlotte, North Carolina from
                                           1985 until October 1999.

James E. Smith         Director            Owners and partner, Northcross           2004          1996
(70)                                       Lanes at the Lake (bowling and
                                           recreational complex),
                                           Huntersville,
                                           North Carolina since 1996.

                                                                                  Existing
                                                   Principal Occupation           Term          Director
Name and Age           Position(s) Held           During Last Five Years          Expires         Since
------------           ----------------           ----------------------          -------         -----
Wesley W. Sturges      Director,           President and Chief Executive            2004          1996
(53)                   President and       Officer of the Bank and the
                       Chief Executive     Company.
                       Officer

G. Dixon Handshaw      Director            President and Owner, Handshaw &          2005          1996
(53)                                       Associates (developer of computer
                                           based training programs for
                                           financial institutions), Charlotte,
                                           North Carolina.

Earl D. Leake          Director            Vice President of Human                  2005          1996
(51)                                       Resources, Lance, Inc. (baked
                                           goods manufacturer), Charlotte,
                                           North Carolina since 1995.

William G. Loeffler    Director            Chairman (Retired), Loeffler             2005          1996
(63)                                       Ketchum Mountjoy (advertising
                                           and public relations firm),
                                           Charlotte, North Carolina.

William G. Staton      Director            Chairman, Staton Financial               2005          1996
(55)                                       Advisors, LLC (investment
                                           advisory company), Charlotte,
                                           North Carolina.

Betty B. Trautwein     Director            Managing Director of Carolinas           2005          2002
     (55)                                  Resources Connection (professional
                                           services firm)

Executive Officers

      The following table sets forth certain information with respect to the persons who are executive officers of either the Company or the Bank or both.

                       AGE ON
                       DECEMBER      POSITIONS AND OCCUPATIONS                  EMPLOYED BY THE
NAME                   31, 2002      DURING LAST FIVE YEARS                     BANK OR COMPANY SINCE
----                   --------      ----------------------                     ---------------------
Wesley W. Sturges      53            Director, President and Chief Executive             1995
                                     Officer of the Company and the Bank

David E. Keul          43            Senior Vice President, Chief Financial              2000
                                     Officer and Secretary of the Company
                                     and the Bank; Senior Vice President and
                                     Controller, First Charter National Bank
                                     from June 1995 to July 2000.

----------

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the fiscal year ended December 31, 2002, all directors and executive officers complied with all applicable Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

Director Compensation

      Board Fees. During the fiscal year ended December 31, 2002, the Company's compensation policy for directors provided for an annual retainer for each director of $2,000 ($2,500 for the Chairman); a fee of $250 ($350 for the Chairman) for each meeting of the Board attended; a fee of $100 ($150 for the Chairman) for each meeting of a standing committee of the Board attended except for the Loan Committee which receives a fee of $200 ($250 for the Chairman) for each meeting attended; and a fee of $100 ($150 for the Chairman) for each meeting of other committees appointed by the Board from time to time. The total of all fees paid to the Company's directors for the year 2002 was $88,393.00.

      2001 Nonqualified Stock Option Plan for Directors. On May 25, 2001, following approval by shareholders, the Company continued the Bank's 1997 Nonqualified Stock Option Plan for Directors (and all amendments thereto) as the 2001 Nonqualified Option Plan, which provided for the granting of options to purchase shares of the Company's Common Stock ("Nonqualified Options") to non-employee directors of the Company and its subsidiaries.

      Following approval by the stockholders of the First Commerce Corporation Omnibus Stock and Incentive Plan on April 23, 2002, the Board of Directors of the Company terminated the 2001 Nonqualified Option Plan.

      First Commerce Corporation Omnibus Stock and Incentive Plan. Members of the Board of Directors are eligible to participate in the Company's Omnibus Stock and Incentive Plan (the "Omnibus Plan"), which was approved by stockholders on April 23, 2002. See "EXECUTIVE COMPENSATION - Executive Officers
- Omnibus Plan" for a description of the Plan. In 2002, the Company granted 1500 options to each Director and an additional 500 options to James Y. Preston, Chairman of the Board of Directors, under the Omnibus Plan. These options granted to Directors vested 100% when granted.

Executive Officers

      The following table shows the cash and certain other compensation paid to or received by the named executive officers of the Company for services rendered in all capacities during the fiscal years ended December 31, 2002, 2001, and 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                               Securities
                                                                                              Underlying
        Name and                                                          Other Annual        Options/SARS        All Other
   Principal Position           Year     Salary ($)     Bonus ($)     Compensation ($)(1)         (#)(2)        Compensation
   ------------------           ----     ----------     ---------     -------------------         ------        ------------
Wesley W. Sturges,              2002      $156,000       $52,900               --                4,450/0          $6,200(3)
  President and Chief           2001      $150,000       $36,750               --                5,810/0          $4,500(3)
    Executive Officer           2000      $150,000       $15,000               --                4,400/0          $4,500(3)

David E. Keul                   2002      $ 97,975       $29,044               --                2,600/0          $3,875(4)
  Senior Vice President,        2001      $ 85,000       $16,100               --                3,080/0          $2,550(4)
  Chief Financial Officer       2000      $ 19,194       $ 7,500               --                     --          $  576(4)

----------

(1) Prerequisites and personal benefits awarded to the executive officers of the Company did not exceed, on an individual basis, the lesser of $50,000 or 10% of the total annual salary and bonus of the respective executive officer in any year reported.

(2) Number of shares are adjusted for the 10% stock dividend effective November 2001.

(3) Includes $6,220, $4,500 and $4,500 contributed to the Bank's Savings Incentive Match Plan for Employees for Mr. Sturges for the fiscal years 2002, 2001, and 2000, respectively.

(4) Includes $3,875, $2,550 and $576 contributed to the Bank's Savings Incentive Match Plan for Employees for Mr. Keul for the fiscal years 2002, 2001 and 2000, respectively.

      The following table provides certain information with respect to the grant of stock options to the executive officers of the Company or the Bank made during the fiscal year ended December 31, 2002.

                      Option/SAR Grants in Last Fiscal Year

                                       Individual Grants
-------------------------------------------------------------------------------------------------

                                       Number of      % of Total
                                       Securities    Options/SARs
                                      Underlying      Granted to       Exercise
                                     Options/SARs    Employees in       or Base        Expiration
      Name                  Year        Granted       Fiscal Year        Price            Date
      ----                  ----        -------       -----------        -----            ----
Wesley W. Sturges           2002       4,450(1)          16.98%       $ 11.375(3)       05/08/12
                                         814(2)          27.01%       $  7.735(4)       12/15/03

David E. Keul               2002       2,600(1)           9.92%       $ 11.375(3)       05/08/12
                                         271(2)           8.99%       $  7.735(4)       12/15/03

----------
(1) 20% of the options granted vest on each of the five anniversaries following the date of grant.

(2) Represents shares covered by options granted in 2002 pursuant to the Company's Stock Purchase Rights under the Omnibus Stock and Incentive Plan

(3) Represents the market price of the underlying securities on the date of grant based upon average between the bid and ask price known to management prior to grant.

(4) Represents 85% of the market price of the underlying securities on the date of grant based upon the average between the bid and ask price known to management prior to grant.

         No options were exercised by the executive officers of the Company or the Bank during the fiscal year ended December 31, 2002.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                      and Fiscal Year-End Option/SAR Values

                                                                                                  Value of
                         Shares                           Number of Securities                  Unexercised
                        Acquired                         Underlying Unexercised                 in-the-Money
                           on           Value                Options/SARs at                   Options/SARs at
     Name               Exercise       Realized              Fiscal Year End                   Fiscal Year End
     ----               --------       --------        ---------------------------      ------------------------------

                                                       Exercisable   Unexercisable      Exercisable      Unexercisable
                                                       -----------   -------------      -----------      -------------
Wesley W. Sturges        814(1)        $3,980(2)        17,980(3)        15,241        $99,846(4),(7)        $62,356

David E. Keul            271(1)        $1,325(2)           616(5)         5,048         $5,064(6),(7)        $20,194

----------
(1) Shares granted and exercised in 2002 pursuant to the Company's Stock Purchase Rights under the Ominibus Stock and Incentive Plan.

(2) Determined based upon the average between the bid and ask price of $12.625 known to management on December 15, 2002.

(3) Options to acquire 1,354 shares at an exercise price of $9.09 per share vested on each of July 14, 1998, 1999, 2000, 2001 and 2002. Options to acquire 1,214 shares at an exercise price of $11.07 vested on each of May 5, 1999, 2000, 2001 and 2002. Options to acquire 1,144 shares at an exercise price of $12.39 vested on each of June 25, 2000 2001, and 2002. Options to acquire 880 shares at an exercise price of $8.57 vested on each of June 27, 2001 and 2002. Options to acquire 1,162 shares at an exercise price of $7.455 vested on May 9, 2002.

(4) The exercise price of the 6,768 stock options granted in 1997 is $9.09; the exercise price of the 6,072 options granted in 1998 is $11.07; the exercise price of the 5,720 stock options granted in 1999 is $12.39; the exercise price of the 4,400 stock options granted in 2000 is $8.57; the exercise price of the 5,810 stock options granted in 2001 is $7.455; and the exercise price of the 4,450 stock options granted in 2002 is $11.375.

(5) Options to acquire 616 shares at an exercise price of $7.455 per share vested on May 9, 2002.

(6) The exercise price of the 3,080 stock options granted in 2001 is $7.455; and the exercise price of the 2,600 stock options granted in 2002 is $11.375.

(7) The price paid for the Common Stock in the last trade known to management to have occurred on December 31, 2002, was $15.65.

     Executive Employment Agreements. Wesley W. Sturges, the President and Chief Executive Officer, entered into an employment agreement with the Bank and the Company effective as of July 8, 2002. The employment agreement provides for a two- year term, which is extended for one year on each anniversary of July 8, 2002, unless the Bank or the executive gives notice to the other of the termination of such term extension provision. The agreement provides for an annual base salary in amounts determined from time to time by the Board of Directors, but in amounts not less than $150,000. The agreement also provides for participation in retirement and employee benefit plans and certain fringe benefits. In the event of the involuntary termination of Mr. Sturges' employment without cause, he generally would be entitled to receive payment of his annual base salary for the greater of six months or the remainder of the term of his agreement. In the event Mr. Sturges becomes disabled, he would be entitled to receive two-thirds of his annual base salary for the greater of six months or the remainder of his employment term.

      The employment agreement provides for certain payments to Mr. Sturges in the event there is a change in control of the Bank or Company. In such an event, the term of the employment agreement would become the greater of its then current duration and three years. Further, upon a change of control or within 24 months thereafter, the executive may terminate the agreement if he has been assigned duties not commensurate with his duties prior to the change in control under terms or conditions satisfactory to him, his benefits are reduced below the amounts in effect prior to the change in control or he is transferred to a location outside of Mecklenburg County, North Carolina and, within one year of such event, he gives notice of termination. If the executive so terminates his agreement or his employment is otherwise terminated in connection with a change in control, the Bank will pay to him an amount equal to 299% of his annual base salary and he will be entitled to continue to participate in certain benefit plans of the Bank.

      David E. Keul, the Chief Financial Officer, entered into a change of control agreement with the Bank and the Company effective as of July 8, 2002. The change of control agreement provides that in the event Mr. Keul's employment is terminated in connection with or within twenty-four months after a change in control, he shall receive a cash payment equal to 100% of his base salary, and shall continue receiving certain benefits for a period of one year.

      Bonuses. In the past, the Bank has paid bonuses to its employees in amounts determined in the discretion of the Board of Directors. Such bonuses are typically awarded and paid during the first fiscal quarter of the year based on the Bank's financial performance for the previous fiscal year. In 2002, 2001 and 2000, the Bank paid bonuses totaling $234,450, $165,000 and $113,000, respectively, to all employees. The Bank anticipates that bonuses will continue to be paid to its employees in the future.

      2001 Incentive Stock Option Plan. On April 14, 1997, the Bank's stockholders approved the 1997 Incentive Option Plan which provides for the granting of options to purchase shares of the Bank's Common Stock ("Incentive Options") to officers and other full-time employees of the Bank and its subsidiaries, if any, including the Bank's executive officers who are also directors of the Bank (the "Incentive Optionees"). The Plan was amended by the stockholders on May 27, 1999, to increase the number of options which could be granted. The Board of Directors of the Bank and the Company authorized the amendment and restatement of the 1997 Incentive Option Plan as the 2001 Incentive Option Plan, effective May 24, 2001, to provide for the issuance of the Company's common stock, rather than the Bank's common stock, upon the exercise of options. Following the approval by the stockholders of the Stock Benefits Plan on April 23, 2002, the Board of Directors of the Company terminated the 2001 Incentive Option Plan.

      Omnibus Plan. The stockholders of the Company adopted the Omnibus Plan on April 23, 2002. The Omnibus Plan provides for awards of Incentive Stock Options, Nonqualified Stock Options, Performance Units, Restricted Stock Awards and Stock Purchase Rights. The purpose of the Omnibus Plan is to further and promote the interests of the Company and its stockholders by enabling the Company and its Subsidiaries to attract, retain and motivate key employees and directors, and to align the interests of such key employees and directors with those of the Company's stockholders. Additionally, the Omnibus Plan's objectives are to provide a competitive reward for achieving longer-term goals, provide balance to short-term incentive awards, and reinforce a one company perspective. To do so, the Omnibus Plan offers performance-based stock and cash incentives and other equity-based incentive awards and opportunities to provide such key employees and directors with a proprietary interest in maximizing the growth, profitability and overall success of the Company.

      Administration. The Omnibus Plan is administered by the Compensation Committee of the Board of Directors (the "Committee").

      Options. Options granted under the Omnibus Plan to eligible directors and employees may be either incentive stock options ("ISOs") or non-qualified options ("NSOs"). The exercise price of an Option may not be less than 100% of the fair market value of the Common Stock on the date of grant.

      The Committee determines the expiration date of each Option granted, up to a maximum of ten years from the date of grant. In the Committee's discretion, it may specify the period or periods of time within which each Option will first become exercisable, which period or periods may be accelerated or shortened by the Committee.

      Each Option granted will terminate upon the expiration date established by the Committee or upon the earlier of (i) twelve months after the holder ceases to be an eligible employee or director by reason of death or disability, (ii) three months after the holder ceases to be an eligible employee or director by reason of retirements and (iii) immediately as of the date the holder is no longer an eligible employee or director for any reason other than death, disability or retirement. In the event of a change in control (as that term is defined in the Omnibus Plan), any unvested options granted under the Omnibus Plan will immediately and automatically vest.

      Restricted Awards. The Committee may grant Awards of shares of Common Stock subject to certain transfer restrictions ("Restricted Awards") to eligible participants under the Omnibus Plan for such purchase price per share, if any, as the Committee, in its discretion, may determine appropriate. The Committee shall determine the expiration date for each Restricted Award. In the Committee's discretion, it may specify the period or periods of time within which each Restricted Award will first become exercisable, which period or periods may be accelerated or shortened by the Committee.

      If a participant's employment is terminated for any reason (other than disability, retirement or death) prior to the satisfaction and/or lapse of the restrictions, terms and conditions applicable to Restricted Award(s), such Restricted Award or Awards shall be forfeited, unless the Committee in its discretion determines otherwise. In the event of a participant's disability, retirement or death during the restricted period, shares of restricted stock become free of restrictions to the extent determined by the Committee.

      Units. Under the Omnibus Plan, the Committee may grant to eligible directors and employees awards of long term incentive units, each equivalent in value to one share of Common Stock ("Performance Units"), subject to such terms and conditions as the Committee deems appropriate.

      Participants receiving Awards of Performance Units shall only earn into and be entitled to payment in respect of such Awards if the Company, the Bank and/or the Participant satisfy certain performance goals (the "Performance Goals") during and in respect of a designated performance period as determined by the Committee (the "Performance Period"). Performance Goals and the Performance Period shall be established by the Committee in its sole discretion.

      In setting Performance Goals, the Committee may use, but shall not be limited to, such measures as total stockholder return, return on equity, return on assets, net earnings per share growth, comparisons to peer companies, divisional goals, individual or aggregate Participant performance or such other measure or measures of performance as the Committee, in its sole discretion, may deem appropriate.

      In addition to the Performance Goals, the Committee may also require a minimum stockholder return (threshold) be attained before consideration is given to any results achieved on the Performance Goals. Should the Company, a Subsidiary, a Division and/or the Participant achieve the applicable Performance Goals, but the minimum stockholder return (threshold) is not satisfied, then the Participant's earning into and right to receive payment under the Performance Units awarded may be deferred by the Committee for up to two (2) year(s) until the threshold is satisfied. If the minimum stockholder return (threshold) is not satisfied within such additional period of time, then the Performance Units awarded shall lapse and be forfeited.

      With respect to each Performance Unit, the participant shall, if the applicable Performance Goals and minimum stockholder return (threshold) have been satisfied by the Company, the Bank and/or the Participant, as applicable, during the relevant Performance Period, be entitled to receive payment in an amount equal to the designated value of each Performance Unit awarded times the number of such Performance Units so earned. Payment in settlement of earned Performance Units shall be made as soon as practical following the conclusion of the applicable Performance Period in cash, in shares of unrestricted Common Stock or in restricted stock, as the Committee, in its sole discretion, shall determine and provide in the relevant Award agreement.

      If a participant's employment is terminated for any reason (other than disability, retirement or death) prior to the completion of any Performance Period, all of such participant's Performance Units earnable in relation to such Performance Period shall be forfeited. If a Participant's termination of employment is due to disability, retirement or death, the disposition of the Participation Units of such Participant earnable in the Performance Period in which such termination occurs will be determined by the Committee in its discretion.

      Stock Purchase Rights. The Omnibus Plan provides for twelve-month offering periods ("Offering Period") commencing on each December 15 ("Offering Commencement Date") and ending on the following December 14 ("Purchase Date"). At the beginning of each offering period, the Company grants each eligible employee a right to purchase shares of Common Stock ("Stock Purchase Right") at a price equal to the lesser of (i) 85% of the fair market value of a share of Common Stock on the Offering Commencement Date or (ii) 85% of the fair market value of a share of Common Stock on the Purchase Date. An employee may elect to participate by authorizing payroll deductions. The number of shares subject to each Stock Purchase Right is determined by dividing the participant's account balance as of the Purchase Date by the price per share, disregarding any fractional shares. Each Stock Purchase Right granted under the Omnibus Plan will be automatically exercised at the end of the Offering Period, unless terminated sooner in accordance with the provisions of the Omnibus Plan.

      Adjustments. In the event the outstanding shares of the Common Stock are increased, decreased, changed into or exchanged for a different number or kind of securities as a result of a stock split, reverse stock split, stock dividend, recapitalization, merger, share exchange acquisition, or reclassification, appropriate proportionate adjustments will be made in (i) the aggregate number or kind of shares which may be issued pursuant to exercise of, or which underlie, Awards; (ii) the exercise or other purchase price, or Base Price, and the number and/or kind of shares acquirable under, or underlying, Award, (iii) and rights and matters determined on a per share basis under the Omnibus Plan. Any such adjustment will be made by the Committee, subject to ratification by the Board of Directors. Except with regard to Performance Units awarded under the Omnibus Plan, no adjustment in the Awards will be required by reason of the issuance of Common Stock, or securities convertible into Common Stock, by the Company for cash or the issuance of shares of Common Stock by the Company in exchange for shares of the capital stock of any corporation, financial institution or other organization acquired by the Company or a subsidiary thereof in connection therewith.

      Any shares of Common Stock allocated to Awards granted under the Omnibus Plan, which Awards are subsequently cancelled or forfeited, are available for further allocation upon such cancellation or forfeiture.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The Securities Exchange Act of 1934, as amended (the "Exchange Act"), require that any person who acquires the beneficial ownership of more than five percent of the Common Stock of the Company notify the Securities Exchange Commission (the "SEC") and the Company. As of February 28, 2003, no persons or groups known to the Company beneficially owned more than five percent of the Common Stock.

      Set forth below is certain information, as of February 28, 2003, regarding those shares of Common Stock owned beneficially by each of the members of the Board of Directors of the Company, the named executive officers of the Company, and the directors and executive officers of the Company as a group.

                                               Amount and
                                                Nature of        Percentage
                                                Beneficial          of
Name and Address of Beneficial Owner           Ownership(1)       Class(2)
------------------------------------           ------------       --------

Robert D. Culbertson, Director                  18,230(3)          1.76%
Post Office Box 36309
Charlotte, North Carolina 28236

G. Dixon Handshaw, Director                     10,463(4)          1.01%
16634 Yacht Road
Mooresville, North Carolina 28115

David E. Keul, Senior Vice President,            6,094(5)          0.47%
   and Chief Financial Officer
7592 Long Valley Drive
Harrisburg, North Carolina 28075

Earl D. Leake, Director                          9,222(6)          0.89%
9917 Warwickshire Lane
Charlotte, North Carolina 28270

William G. Loeffler, Director                   11,861(7)          1.15%
116 Edgewater Park
Davidson, North Carolina 28036

Penny J. Parks, Director                        11,273(8)          1.09%
6924 Riesman Lane
Charlotte, North Carolina 28210

James Y. Preston, Director                      13,888(9)          1.31%
401 South Tryon Street, Suite 3000
Charlotte, North Carolina 28202

David M. Sidbury, Director                      33,150(10)         3.11%
Post Office Box 32533
Charlotte, North Carolina 28232

Richard C. Siskey, Director                     41,454(11)         3.96%
12041 Royal Portrush Drive
Charlotte, North Carolina 28277

James E. Smith, Director                        23,985(12)         2.30%
18227 Capstan Greens Road
Cornelius, North Carolina 28031

William G. Staton, Director                     19,085(13)         1.83%
2431 Hartmill Court
Charlotte, North Carolina 28226

Wesley W. Sturges, Director, President,         38,260(14)         3.74%
   and CEO
2700 Tanglewood Lane
Charlotte, North Carolina 28211

                                               Amount and
                                                Nature of        Percentage
                                                Beneficial          of
Name and Address of Beneficial Owner           Ownership(1)       Class(2)
------------------------------------           ------------       --------

Betty B. Trautwein, Director                      1,700(15)         0.17%
16500 Morecambe Drive
Cornelius, North Carolina 28031

Howard E. Virkler, Director                      21,223(16)         2.07%
15826 Lake Ridge Road
Charlotte, North Carolina 28278

All directors and executive                     259,889(17)        22.62%
officers as a group (14 people)

----------
(1) Unless otherwise noted, all shares are owned directly of record by the named individuals, by their spouses and minor children, or by other entities controlled by the named individuals.

(2) Based upon a total of 1,023,649 shares of Common Stock outstanding as of February 28, 2003. Assumes the exercise of only those stock options included with respect to the designated recipient.

(3) Includes 8,742 shares in which Mr. Culbertson has a right to acquire beneficial interest within 60 days by the exercise of options granted under the Company's 2001 Nonqualified Stock Option Plan for Directors ("2001 Nonqualified Option Plan").

(4) Includes 8,565 shares in which Mr. Handshaw has a right to acquire beneficial interest within 60 days by the exercise of options granted under the 2001 Nonqualified Option Plan.

(5) Includes 616 shares in which Mr. Keul has a right to acquire beneficial interest within 60 days by the exercise of options granted under the 2001 Nonqualified Option Plan.

(6) Includes 6,889 shares in which Mr. Leake has a right to acquire beneficial interest within 60 days by the exercise of options granted under the 2001 Nonqualified Option Plan.

(7) Includes 8,698 shares in which Mr. Loeffler has a right to acquire beneficial interest within 60 days by the exercise of options granted under the 2001 Nonqualified Option Plan.

(8) Includes 8,489 shares in which Ms. Parks has a right to acquire beneficial interest within 60 days by the exercise of options granted under the 2001 Nonqualified Option Plan.

(9) Includes 10,092 shares in which Mr. Preston has a right to acquire beneficial interest within 60 days by the exercise of options granted under the 2001 Nonqualified Option Plan.

(10) Includes 8,608 shares in which Mr. Sidbury has a right to acquire beneficial interest within 60 days by the exercise of options granted under the 2001 Nonqualified Option Plan.

(11) Includes 8,517 shares in which Mr. Siskey has a right to acquire beneficial interest within 60 days by the exercise of options granted under the 2001 Nonqualified Option Plan.

(12) Includes 7,958 shares in which Mr. Smith has a right to acquire beneficial interest within 60 days by the exercise of options granted under the 2001 Nonqualified Option Plan.

(13) Includes 8,451 shares in which Mr. Staton has a right to acquire beneficial interest within 60 days by the exercise of options granted under the 2001 Nonqualified Option Plan and 3,322 shares by Mr. Staton's spouse of which he disclaims beneficial ownership.

(14) Includes 12,226 shares in which Mr. Sturges has a right to acquire beneficial interest within 60 days by the exercise of options granted under the Company's 2001 Incentive Stock Option Plan ("Incentive Option Plan").

(15) Includes 1,500 shares in which Ms. Trautwein has a right to acquire beneficial interest within 60 days by the exercise of options granted under the 2001 Nonqualified Stock Plan.

(16) Includes 8,572 shares in which Mr. Virkler has a right to acquire beneficial interest within 60 days by the exercise of options granted under the 2001 Nonqualified Stock Plan.

(17) Includes 125,135 shares in which members of the named group have rights to acquire beneficial interests within 60 days by exercise of options granted under the 2001 Nonqualified Option Plan or the 2001 Incentive Option Plan.

      The following table presents the numbers of shares common stock of the Company to be issued upon the exercise of outstanding options; the weighted-average price of the outstanding options and the number of options remaining that may be issued under the Company's stock option plans described above.

                      Equity Compensation Plan Information

-----------------------------------------------------------------------------------------------------------
Plan Category               Number of Securities to         Weighted-average         Number of securities
                            be issued upon exercise        exercise price of        remaining available for
                            of outstanding options,       outstanding options,       future issuance under
                              warrants and rights         warrants and rights         equity compensation
                                                                                       plans (excluding
                                                                                    securities reflected in
                                                                                          column (a))
-----------------------------------------------------------------------------------------------------------
                                      (a)                         (b)                         (c)
-----------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by                   152,139                      $9.88                      110,786
security holders
-----------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by                     0                          0                            0
security holders
-----------------------------------------------------------------------------------------------------------
       Total                        152,139                      $9.88                      110,786
-----------------------------------------------------------------------------------------------------------

      Changes in Control. The Company and Bank of Granite Corporation (Granite) entered into a merger agreement dated as of December 18, 2002, which was amended by an amendment to merger agreement dated as of January 22, 2003. The agreement calls for a merger of the Company and Granite, with Granite surviving the merger.

      A special meeting of the Company's stockholder's is scheduled on June 18, 2003, to vote upon the proposed merger. Under the terms of the proposed merger, shareholders of the Company may elect to receive shares of Granite stock, cash, or a combination of Granite stock and cash in exchange for their shares of Company common stock.

      In addition, the merger plan calls for Granite to provide stock and cash consideration for up to 3,014 shares of the Company's common stock issued pursuant to the Stock Purchase Rights provisions of the Company's Omnibus Stock and Incentive Plan.

      When the merger becomes effective, each outstanding option or other right to purchase First Commerce common stock granted under First Commerce's stock option plans will become an option to purchase Bank of Granite common stock. Bank of Granite will assume each option in accordance with the terms of First Commerce's stock option plans and the agreements that evidence the options and will deliver Bank of Granite common stock upon the exercise of each option.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indebtedness of and Transactions with Management

      The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with certain of its directors, executive officers and their associates. All loans included in such transactions were made on substantially the same terms, including interest rates, repayment terms and collateral, as those prevailing at the time such loans were made for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features.

      The highest aggregate outstanding balance of loans to current directors, executive officers and their associates, as a group, since January 1, 2002, was $6,592,392 which represented approximately 69.7% of the Bank's then current equity capital accounts. The amount outstanding at December 31, 2002, was $6,185,169, which represented approximately 56.5% of the Bank's then current equity capital accounts.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

            Exhibit (2)(i)    Merger Agreement By and Between First Commerce
                              Corporation and Bank of Granite Corporation, dated as of December 18, 2002, incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on December 18, 2002.

            Exhibit (2)(ii)   Amendment to Merger Agreement By and Between First
                              Commerce Corporation and Bank of Granite
                              Corporation, dated as of January 22, 2003, incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 23, 2003.

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

            Exhibit (4)       Specimen Stock Certificate, incorporated by
                              reference to Exhibit (4) to the Form 8-A filed with the Securities and Exchange Commission on May
                              24, 2001

            Exhibit (10)(a)   Employment Agreement between First Commerce Bank
                              and Wesley W. Sturges, dated July 8, 2002, incorporated by reference to the Form 8-K filed with the Securities Exchange Commission on March
                              25, 2003

            Exhibit (10)(b)   Change of Control Severance Agreement by and among
                              First Commerce Corporation, First Commerce Bank and David E. Keul, dated July 8, 2002, incorporated by reference to the Form 8-K filed with the Securities Exchange Commission on March
                              25, 2003

            Exhibit (10)(c)   First Commerce Corporation Omnibus Stock and
                              Incentive Plan, Approved by Stockholders on April
                              23, 2002, incorporated by reference to Exhibit A to the Proxy Statement of the Company for the 2002
                              Annual Meeting of Shareholders

            Exhibit (11)      Statement Regarding Computation of Per Share
                              Earnings

            Exhibit (21)      Subsidiaries of First Commerce Corporation,
                              incorporated by reference to Exhibit (21) to the Form 10-KSB filed with the Securities and Exchange
                              Commission on March 29, 2002.

            Exhibit (23)      Consent of Independent Auditors

            Exhibit (99)      Certification pursuant to 18 U.S.C. 1350

ITEM 14. CONTROLS AND PROCEDURES

      The Company maintains systems of disclosure controls and procedures and internal controls and procedures for financial reporting designed to provide reasonable assurance as to the reliability of its published financial statements and other disclosures included in this Annual Report on Form 10-KSB. The Board of Directors, operating through its audit committee which is composed entirely of independent outside directors, provides oversight to the financial reporting process.

      The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST COMMERCE CORPORATION


                                        By:         /s/Wesley W. Sturges
                                            ____________________________________
                                                      Wesley W. Sturges
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature                                  Title                           Date
---------                                  -----                           ----

/s/Wesley W. Sturges                                                  March 25
_________________________   President, Chief Executive Officer  ___________________, 2003
Wesley W. Sturges           and Director

/s/David E. Keul                                                      March 25
_________________________   Senior Vice President, Chief        ___________________, 2003
David E. Keul               Financial Officer and Secretary

                                                                      March 25
_________________________   Director                            ___________________, 2003
Robert D. Culbertson

/s/G. Dion Handshaw                                                   March 25
_________________________   Director                            ___________________, 2003
G. Dixon Handshaw

/s/Earl D. Leake                                                      March 25
_________________________   Director                            ___________________, 2003
Earl D. Leake

/s/William G. Loeffler                                                March 25
_________________________   Director                            ___________________, 2003
William G. Loeffler

/s/Penny J. Parks                                                     March 25
_________________________   Director                            ___________________, 2003
Penny J. Parks

/s/James Y. Preston                                                   March 25
_________________________   Director                            ___________________, 2003
James Y. Preston

/s/David M. Sidbury                                                   March 25
_________________________   Director                            ___________________, 2003
David M. Sidbury

/s/Richard C. Siskey                                                  March 25
_________________________   Director                            ___________________, 2003
Richard C. Siskey

/s/James E. Smith                                                     March 25
_________________________   Director                            ___________________, 2003
James E. Smith

/s/William G. Staton                                                  March 25
_________________________   Director                            ___________________, 2003
William G. Staton

/s/Betty B. Trautwein                                                 March 25
_________________________   Director                            ___________________, 2003
Betty B. Trautwein

/s/Howard E. Virkler                                                  March 25
_________________________   Director                            ___________________, 2003
Howard E. Virkler

                                INDEX TO EXHIBITS

Exhibit No.                                 Description
-----------                                 -----------

Exhibit (11)            Statement Regarding Computation of Per Share Earnings

Exhibit (23)            Independent Auditor's Consent

Exhibit (99)            Certification pursuant to 18 U.S.C. 1350

I, Wesley W. Sturges, certify that:

      1. I have reviewed this annual report on Form 10-KSB of First Commerce Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 25, 2003
                                        /s/Wesley W. Sturges
                                        ________________________________________
                                        Wesley W. Sturges
                                        Chief Executive Officer

I, David E. Keul, certify that:

      1. I have reviewed this annual report on Form 10-KSB of First Commerce Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 25, 2003

                                        /s/David E. Keul
                                        ________________________________________
                                        David E. Keul
                                        Chief Financial Officer