Form 10QSB
period 2003-05-14
FIRST COMMERCE CORP
filed 2003-05-14
CIK 1141045

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________________ to ____________________

Commission File Number: 000-32807

                           FIRST COMMERCE CORPORATION
        (Exact name of small business issuer as specified in its charter)

        North Carolina                                      56-1935480
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                         Identification No.)

     301 South McDowell Street, Suite 100, Charlotte, North Carolina 28204
                    (Address of principal executive offices)

(Issuer's telephone number) (704) 945 - 6565


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
Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

   Common Stock, no par value                            1,030,635
   --------------------------                  ---------------------------
             Class                             Outstanding at May 13, 2003

Transmittal Small Business Disclosure Format (check one);
Yes |_| No |X|

                           First Commerce Corporation

                                    Contents

PART I - FINANCIAL INFORMATION                                             Pages
                                                                           -----
        Item 1.  Consolidated Financial Statements

                 Balance Sheets at March 31, 2003 (unaudited) and
                 December 31, 2002                                             3

                 Statements of Operations and Comprehensive Income For
                 the Three Months Ended March 31, 2003 and 2002
                 (unaudited)                                                   4

                 Statements of Cash Flows For the Three Months Ended
                 March 31, 2003 and 2002 (unaudited)                           5

                 Notes to Financial Statements (unaudited)                 6 - 7

        Item 2.  Management's Discussion and Analysis                     8 - 13

        Item 3.  Controls and Procedures                                      13

PART II - OTHER INFORMATION

        Item 1.  Legal Proceedings                                            14

        Item 2.  Changes in Securities and Use of Proceeds                    14

        Item 3.  Defaults upon Senior Securities                              14

        Item 4.  Submission of Matters to a Vote of Security Holders          14

        Item 5.  Other Information                                            14

        Item 6.  Exhibits and Reports on Form 8-K                             14

        Signatures                                                            15

Item 1.

                   Consolidated Financial Statements
                      First Commerce Corporation
                      Consolidated Balance Sheets
                        (Dollars in Thousands)

                                                                  March 31,    December 31,
                                                                    2003          2002
                                                                 -----------   -----------
                                                                         (unaudited)
                               ASSETS

Cash and due from banks                                          $     7,538   $     5,071
Federal funds sold                                                    12,166         2,161
                                                                 -----------   -----------
    Cash and cash equivalents                                         19,704         7,232
Securities available for sale                                         37,071        40,333
Federal Home Loan Bank Stock                                           1,100         1,100

Loans                                                                114,439       117,315
Less allowance for loan losses                                         1,776         1,693
                                                                 -----------   -----------
     Net loans                                                       112,663       115,622

Premises and equipment, net                                            2,496         2,031
Other assets                                                           5,568         5,398
                                                                 -----------   -----------
     Total assets                                                $   178,602   $   171,716
                                                                 ===========   ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Noninterest-bearing                                         $    37,354   $    31,162
     Money market and NOW accounts                                    22,326        19,834
     Savings                                                           2,652         2,645
     Time, $100 and over                                              44,562        48,005
     Other time                                                       31,856        30,675
                                                                 -----------   -----------
          Total deposits                                             138,750       132,321
Other borrowings                                                      27,364        27,335
Other liabilities                                                      1,085         1,119
                                                                 -----------   -----------
          Total liabilities                                          167,199       160,775
                                                                 -----------   -----------
Stockholders' equity:
     Common stock, no par value, 20,000,000 shares authorized,
          1,029,496 and 1,023,649 shares issued and
          outstanding at March 31, 2003 and December 31, 2002
          respectively                                                 9,073         9,025
      Preferred stock, no par value, 5,000,000 shares
          authorized, no shares issued or outstanding                     --            --
     Retained earnings                                                 1,702         1,472
     Accumulated other comprehensive income                              628           444
                                                                 -----------   -----------
          Total stockholders' equity                                  11,403        10,941
                                                                 -----------   -----------
          Total liabilities and stockholders' equity             $   178,602   $   171,716
                                                                 ===========   ===========

            See accompanying notes to financial statements.

                           First Commerce Corporation
         Consolidated Statements of Operations and Comprehensive Income
                           For the Three Months Ended
                             March 31, 2003 and 2002
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

                                                                   2003          2002
                                                                -----------   -----------
Interest income:
     Loans                                                      $     1,597   $     1,537
     Securities available for sale
           Taxable                                                      467           418
           Tax-exempt                                                    65            27
     Federal funds sold                                                   7             5
                                                                -----------   -----------
          Total interest income                                       2,136         1,987
                                                                -----------   -----------

Interest expense:
     Deposits                                                           622           649
     Federal funds purchased and FHLB advances                          269           238
                                                                -----------   -----------
          Total interest expense                                        891           887
                                                                -----------   -----------

          Net interest income                                         1,245         1,100
Provision for loan losses                                               190           111
                                                                -----------   -----------
          Net interest income after provision for loan losses         1,055           989
                                                                -----------   -----------

Other income:
     Service fees                                                        53            40
     Gain on sale of securities                                          53           127
     Other                                                               95           124
                                                                -----------   -----------
          Total other income                                            201           291
                                                                -----------   -----------

Other expense:
     Personnel                                                          489           515
     Occupancy                                                          157           162
     Data processing                                                     44            80
     Professional fees                                                   50            61
     Telephone, postage, and supplies                                    53            36
     Advertising and business promotion                                  28            68
     Other                                                              108           118
                                                                -----------   -----------
          Total other expense                                           929         1,040
                                                                -----------   -----------

          Income before income taxes                                    327           240
Income taxes                                                             97            64
                                                                -----------   -----------
          Net income                                                    230           176

Other comprehensive income (loss), net of tax                           184          (274)
                                                                -----------   -----------
          Comprehensive income (loss)                           $       414   $       (98)
                                                                ===========   ===========

Net income per share:
     Basic                                                      $      0.22   $      0.17
                                                                ===========   ===========
     Diluted                                                    $      0.21   $      0.17
                                                                ===========   ===========

Weighted average shares outstanding:
     Basic                                                        1,024,494     1,014,684
                                                                ===========   ===========
     Diluted                                                      1,107,151     1,042,921
                                                                ===========   ===========

            See accompanying notes to financial statements.

                           First Commerce Corporation
                      Consolidated Statements of Cash Flows
                           For the Three Months Ended
                             March 31, 2003 and 2002
                                   (Unaudited)

                                                                        2003          2002
                                                                     ----------    ----------
Cash flows from operating activities:
          Net income                                                 $      230    $      176
          Adjustments to reconcile net income to net
               cash provided by operating activities:
          Depreciation and amortization                                      58            53
          Provision for loan losses                                         190           111
          Decrease (increase) in deferred income tax assets                  --          (175)
          Net amortization on securities available for sale                  19             6
          Gain on sale of securities available for sale                     (53)         (127)
          Increase in other assets                                         (102)          (94)
          Increase in other liabilities                                     (34)         (163)
                                                                     ----------    ----------
               Net cash provided (used) by operating activities             308          (213)
                                                                     ----------    ----------

Cash flows from investing activities:
         Purchases of securities available for sale                      (2,776)       (9,436)
         Proceeds from maturities and issuer calls of securities
              available for sale                                          2,707           937
         Proceeds from sale of securities available for sale              3,666         5,623
         Purchase of Federal Home Loan Bank Stock                            --           (65)
         Net decrease (increase) in loans                                 2,584        (8,270)
         Purchase of premises and equipment                                (523)          (37)
                                                                     ----------    ----------
              Net cash provided (used) by investing activities            5,658       (11,248)
                                                                     ----------    ----------

Cash flows from financing activities:
         Net increase in deposits                                         6,429         4,357
         Proceeds from long term borrowings                                  29         2,130
         Proceeds from the exercise of stock options                         48            --
                                                                     ----------    ----------
              Net cash provided by financing activities                   6,506         6,487
                                                                     ----------    ----------

              Net increase (decrease) in cash and cash equivalents       12,472        (4,974)
Cash and cash equivalents, beginning of period                            7,232         6,665
                                                                     ----------    ----------
Cash and cash equivalents, end of period                             $   19,704    $    1,691
                                                                     ==========    ==========

Supplemental cash flow information:
          Interest paid                                              $      818    $      831
                                                                     ==========    ==========

          Taxes paid                                                 $      185    $      172
                                                                     ==========    ==========

Supplemental disclosure of noncash investing activities:

      Transfer from loans to other real estate owned                 $      185    $       --
                                                                     ==========    ==========
      Net change in unrealized gain (loss) on
           securities available for sale, net of tax                 $      184    $     (274)
                                                                     ==========    ==========

                 See accompanying notes to financial statements.

                           First Commerce Corporation
                          Notes to Financial Statements
                             March 31, 2003 and 2002
                                   (Unaudited)

1.    Accounting Policies:

      The significant accounting policies followed by First Commerce Corporation (the "Corporation") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. In management's opinion, all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation have been included in these unaudited financial statements. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements and notes thereto in the Corporation's annual report for the year ended December 31, 2002. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. The Corporation has determined that it has one significant operating segment: providing general commercial financial services to customers located in the geographic area of Mecklenburg County, North Carolina and surrounding communities.

      SFAS No. 123, Accounting for Stock-Based Compensation and as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, SFAS No. 123 allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosure of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has elected to continue to measure compensation cost for its stock option plans under the provisions in APB Opinion 25.

      Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Corporation's net income and net income per share for the three month period ending March 31, 2003 would have been changed to the pro forma amounts indicated below.

                                                                      2003
                                                                      ----
                                                  (Dollars in Thousands, except Per Share Data)
Net income:
     As reported                                                     $   230
     Deduct: Total stock-based employee
     compensation expense determined under
     Fair value based method                                             (16)
                                                                     -------
     Pro forma                                                       $   214
                                                                     =======
Basic income per share:
     As reported                                                     $  0.22
                                                                     =======
     Pro forma                                                       $  0.21
                                                                     =======
Diluted income per share:
     As reported                                                     $  0.21
                                                                     =======
     Pro forma                                                       $  0.19
                                                                     =======

2.    Borrowings:

      First Commerce Bank ("Bank"), the Corporation's wholly-owned subsidiary, has two available lines of credit expiring in 2003 with the Bankers Bank, Atlanta, Georgia, in the aggregate amount of $5,500,000 that bear interest at the prevailing market rate. As of March 31, 2003, there were no advances on these lines of credit.

      The Bank has a line of credit with the Federal Home Loan Bank of Atlanta ("FHLB"), in the amount up to twenty-five percent of the Bank's total assets. Terms and conditions vary depending on the program selected by the Bank for credit advances, subject to collateralization of FHLB stock and qualifying 1-4 family residential mortgage loans. The outstanding amounts consist of $5.0 million maturing in 2004, $2.0 million maturing in 2005, $8.0 million maturing in 2011 and $7.0 million maturing in 2012. Additionally, the Bank has customer reverse repurchase agreements totaling $364,000.

      In 2001, the Corporation participated in a pooled trust preferred securities offering in the amount of $5.0 million. These securities bear a variable interest rate based on the sixty-day LIBOR plus 375 basis points, mature in 2031, and are callable at par in 2006.

3.    Net Income Per Share:

      Net Income per share has been calculated by dividing net income by both the weighted average number of common shares outstanding and the dilutive common equivalent shares outstanding. Common equivalent shares consist of stock options issued and outstanding. In determining the number of equivalent shares outstanding, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise. At March 31, 2003, outstanding options to purchase 80,628 shares of the Corporation's common stock had been granted under the First Commerce Corporation 1999 Nonqualified Stock Option Plan for Directors. At March 31, 2003, outstanding options to purchase 73,167 shares of the Corporation's common stock had been granted under the First Commerce Corporation 1999 Incentive Stock Option Plan. Additionally, at March 31, 2003, outstanding options to purchase 43,800 shares of the Corporation's common stock had been granted under the First Commerce Corporation 2002 Omnibus Stock and Incentive Plan. For the three-month period ending March 31, 2003, weighted average shares outstanding have been increased by 82,657 shares to reflect the effect of dilutive common share equivalents. For the three-month period ending March 31, 2002, weighted average shares outstanding, have been increased by 28,237 shares, to reflect the effect of dilutive common share equivalents.

4.    Other Comprehensive Income

      Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows for the period ended March 31, 2003:

                                                                                March 31, 2003
                                                                     -----------------------------------
                                                                            (Dollars in Thousands)

                                                                     Amount       Tax Effect      Amount
                                                                     ------       ----------      ------
                    Three Months
                    ------------
Unrealized  holding gain (loss) arising  during the period          $    354       $   (138)      $    216
Less: reclassification adjustment for amounts
     recognized in net income                                            (53)            21            (32)
                                                                    --------       --------       --------
Unrealized holding gain (loss) on available for
sale securities, net of tax                                         $    301       $   (117)      $    184
                                                                    ========       ========       ========

                                                                                 March 31, 2002
                                                                     -----------------------------------
                                                                          (Dollars in Thousands)

                                                                     Amount       Tax Effect      Amount
                                                                     ------       ----------      ------
                    Three Months
                    ------------
Unrealized holding gain (loss) arising during the
period                                                              $   (322)      $    132       $   (190)
Less: reclassification adjustment for amounts
     recognized in net income                                           (127)            43            (84)
                                                                    --------       --------       --------
Unrealized holding gain (loss) on available for
sale securities, net of tax                                         $   (449)      $    175       $   (274)
                                                                    ========       ========       ========

Item 2.

                      Management's Discussion and Analysis

The following discussion is a summary of the financial condition and operating results of First Commerce Corporation (the "Corporation"), the parent holding company for First Commerce Bank (the "Bank"). The analysis is intended to provide management's overview of the Corporation's overall operations for the periods indicated.

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

                               Financial Condition

March 31, 2003 compared to December 31, 2002

The Corporation's total assets increased $6.9 million, or 4.0%, from $171.7 million at December 31, 2002, to $178.6 million at March 31, 2003. The increase was due primarily to increases in cash and cash equivalents that was partially offset by decreases in loans and securities available for sale. The increases were primarily funded by increases in deposits.

Cash and cash equivalents increased $12.5 million from December 31, 2002, or 173.6%, to $19.7 million at March 31, 2003. Several large deposits were posted at March 31, 2003 that caused higher than normal cash levels. Cash and cash equivalents are available to fund the anticipated growth in loans over the near term, in addition to providing liquidity as discussed below.

Securities available for sale and FHLB stock decreased $3.2 million, or 7.7%, to $38.2 million at March 31, 2003, from $41.4 million at December 31, 2002. During the three months ended March 31, 2003, approximately $2.8 million of securities were purchased, $3.7 million were sold, and $2.7 million were called or paid-down. The result from the sale of securities was a gain of approximately $53,000. Total securities held at March 31, 2003 consisted of U.S. Government agency securities, mortgage-backed securities, trust preferred securities and municipal obligation securities. Management does not engage in the practice of trading securities; rather, the Bank's investment portfolio consists entirely of securities designated as available for sale.

Gross loans decreased $2.9 million, or 2.5%, to $114.4 million at March 31, 2003, from $117.3 million at December 31, 2002. The decrease is primarily due to the payoff of several large commercial loans. Management's objective on new loan volume is to secure loans with real estate collateral. The Bank's borrowing customers are primarily small and medium size businesses and are centered predominately in the Metro region of Charlotte. However, the Bank does offer a competitive line of consumer loan products and is seeking to offer these products to a broad range of potential customers in its market area. Management anticipates that loans will increase as long as interest rates do not rise significantly and the economy does not experience a marked downturn. The loan portfolio's composition included a variety of commercial, real estate, consumer and installment loans as follows.

                                Analysis of Loans
                             (Dollars in Thousands)

                                                  March 31, 2003          December 31, 2002
                                                  --------------          -----------------
                                               Amount       Percent      Amount       Percent
                                             ----------   ----------   ----------   ----------
Commercial                                   $   22,780        19.91%  $   25,767        21.97%
Real estate - construction                        7,684         6.71        6,417         5.47
Real estate - mortgage:
     Residential 1-4                             21,195        18.52       22,000        18.75
     Multi-family                                 1,060         0.93        1,434         1.22
     Commercial Building                         51,860        45.32       47,871        40.81
     Retail Building                              4,297         3.75        4,199         3.58
     Other                                        3,316         2.90        5,940         5.06

Installment loans to individuals                  2,247         1.96        3,687         3.14
                                             ----------   ----------   ----------   ----------
                                             $  114,439       100.00%  $  117,315       100.00%
                                             ==========   ==========   ==========   ==========

Deposits increased $6.4 million, or 4.8%, to $138.7 million at March 31, 2003, from $132.3 million at December 31, 2002. The increase is primarily due to increases in non-interest bearing deposits and money market and interest bearing checking accounts. At March 31, 2003, there was no significant concentration of deposits from one individual or entity; however, the Bank had 32.1% of its total deposits in the $100,000 and over certificate of deposit category. This level of activity in the $100,000 and over certificates of deposit was due, in some cases, to individuals allocating their deposits among several financial institutions in order for each of their various accounts to approximate the $100,000 deposit insurance limitation of the Federal Deposit Insurance Corporation and due to $18.8 million in brokered certificates of deposit. While the Bank anticipates that deposits will continue to increase, the timing and magnitude of deposit growth remains difficult to predict and is affected by the local economy, interest rates paid on competing investments and the confidence of customers in the financial services industry.

Borrowings remained flat at $27.4 million at March 31, 2003, from $27.3 million at December 31, 2002. Due to the decrease in securities and loans, it was not necessary to borrow additional funds.

At March 31, 2003, the Corporation had total capital as a percentage of risk weighted assets of 12.27%, compared to 13.10% at December 31, 2002. The decrease in stockholders' equity as a percent of total assets was primarily attributable to the growth in balance sheet items discussed above.

                                    Liquidity

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, and to satisfy general funding needs, the Bank must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from the Bank's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is provided by the Bank's ability to attract deposits and borrow funds. The primary source of liability liquidity is the Bank's customer base, which provides core deposit growth. In addition to the foregoing, the Bank could obtain short-term liquidity through its existing lines of credit with the Bankers Bank of Atlanta, and the FHLB. The over-all liquidity position of the Bank is closely monitored and evaluated regularly. Management believes the Bank's liquidity sources at March 31, 2003 were adequate to meet its operating needs.

                              Result of Operations

For the three months ended March 31, 2003 and 2002

The result of operations for the three months ended March 31, 2003, was net income of $230,000, or $0.21 per share - diluted, compared with net income of $176,000, or $0.17 per share - diluted, for the comparable period in 2002. The increase in earnings was primarily due to an increase in net interest income and lower non-interest expenses that was partially offset by an increase in the provision for loan losses and lower gain on sale of securities.

Interest income for the three months ended March 31, 2003, was $2.1 million compared with $2.0 million for the comparable period in 2002. This increase was primarily attributable to increased loan volume compared to the quarter ended March 31, 2002 that was partially offset by an overall decrease in interest rates and lower securities available for sale balances. Interest expense was $891,000 for the three months ended March 31, 2003, compared with $887,000 for the comparable period in 2002. This increase was primarily attributable to higher deposit account balances which were partially offset by lower interest rates paid on these accounts. Net interest income was $1.2 million for the three months ended March 31, 2003, an increase of $145,000, or 13.3%, from the comparable period in 2002. The annualized yield on average interest-earning assets decreased 63 basis points to 5.57%, and the annualized rate on average interest-bearing liabilities decreased 6 basis points to 2.77%, resulting in an annualized net yield on average interest-earning assets of 3.28%, a 17 basis point decrease for the three months ended March 31, 2003 compared to the same period in 2002. Management believes that compression of the net interest margin has stabilized and will continue at the same level at least into the third quarter of 2003.

The provision for loan losses was $190,000 for the three months ended March 31, 2003, compared to $111,000 for the comparable period in 2002. This provision was made to cover losses inherent in the Bank's loan portfolio. The increase in amount provided was due to the downgrade of several loans and write-down of three commercial loans. There were five non-performing loans totaling $431,000 on the Bank's books at March 31, 2003. Additionally, one loan was moved to other real estate owned with a net value of $185,000. As of March 31, 2003 a contract for sale is pending with no additional loss anticipated. The allowance for loan losses was 1.55% of total loans outstanding as of March 31, 2003. Management reviews the adequacy of the allowance for loan losses regularly in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management's evaluation of the adequacy of the allowance for loan losses is based on known and inherent risks in the portfolio, adverse situations that may affect a borrower's ability to repay, the estimated value of underlying collateral, the composition of the overall loan portfolio, current economic conditions and other relevant factors.

                      Analysis of Allowance for Loan Losses
                             (Dollars in Thousands)

                                                               March 31,
                                                      -------------------------
                                                         2003           2002
                                                      ----------     ----------
Beginning balance                                     $    1,693     $    1,263

Charge-offs:
     Residential, 1-4 families                                42             --
     Commercial                                               61
     Installment                                               4             --
                                                      ----------     ----------
Total Charge-offs                                            107             --

Provision for loan losses                                    190            111
                                                      ----------     ----------
Ending Balance                                        $    1,776     $    1,374
                                                      ==========     ==========

Ratio of net charge offs during the period to
average loans outstanding during the period                 0.09%            --

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

Other income totaled $201,000 for the three months ended March 31, 2003, a decrease of $90,000 from the comparable period in 2002. Other income included service fees on deposit accounts, various loan fees, safe deposit box rentals, gain on sale of securities and various other items. The decrease is primarily due to a security gains decrease of $74,000 from the comparable period in 2002

Other expense totaled $929,000 for the three months ended March 31, 2003, a decrease of $111,000 from the comparable period in 2002. This decrease was primarily attributable to salary expenses associated with fewer employees, lower data processing cost due to lower license costs in 2003 and lower marketing costs due to the Corporations pending merger with Bank of Granite Corporation.

The Corporation recorded income tax expense of $97,000 for the three months ended March 31, 2003 compared to $64,000 in 2002. The effective rate increased to 29.7% from 26.7% for the period ended March 31, 2003 from March 31, 2002. The increase in effective rate was a result of a smaller amount of tax-free investment securities and bank-owned life insurance revenue to total revenue.

                           Critical Accounting Polices

In the ordinary course of business, the Corporation has made a number of estimates and assumptions relating to the reporting of its results of operations and financial condition in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Corporation believes the following discussion addresses the Corporation's most critical accounting policies, which are those that are most important to the portrayal of the Corporation's financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

                            Allowance for Loan Losses

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

Item 3.

                             Controls and Procedures

In connection with the preparation of this report, the Corporation's President/CEO and Senior Vice President/CFO have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of a date within 90 days of the filing of this report and have concluded that the Corporation's disclosure controls and procedures are suitable and effective for the Corporation, taking into consideration the size and nature of the Corporation's business and operations. There were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                  Not applicable

      Item 5. Other Information

                  Not applicable

      Item 6. Exhibits and Reports on Form 8-K

                  a) Exhibit 99.1 - Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

                        99.2 - Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                        99.3 - Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


                  b) Amendment to Merger Agreement By and Between First Commerce Corporation and Bank of Granite Corporation, dated as of January 22, 2003, incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 23, 2003.

                        Employment Agreement between First Commerce Bank and Wesley W. Sturges, dated July 8, 2002, incorporated by reference to the Form 8-K filed with the Securities Exchange Commission on March 25, 2003.

                        Change of Control Severance Agreement by and among First Commerce Corporation, First Commerce Bank and David E. Keul, dated July 8, 2002, incorporated by reference to the Form 8-K filed with the Securities Exchange Commission on March 25, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              First Commerce Corporation
                                                     (Registrant)

Dated  May 13, 2003                       By: /s/ David E. Keul
                                              ---------------------------
                                              David E. Keul
                                              Senior Vice President and
                                              Chief Financial Officer