Form 10QSB
period 2003-06-30
FIRST COMMERCE CORP
filed 2003-08-13
CIK 1141045

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ______________________ to _______________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Common Stock, no par value                              1,048,291
      --------------------------                    ----------------------------
                Class                               Outstanding at July 15, 2003

Transmittal Small Business Disclosure Format (check one);

      Yes |_| No |x|


                                    1 of 21

                           First Commerce Corporation

                                    Contents

PART I - FINANCIAL INFORMATION                                                 Pages
                                                                               -----

    Item 1. Consolidated Financial Statements

            Balance Sheets at June 30, 2003 (unaudited) and December 31, 2002     3

            Statements of Operations and Comprehensive Income For the
            Six Months Ended June 30, 2003 and 2002 (unaudited)                   4

            Statements of Operations and Comprehensive Income For the
            Three Months Ended June 30, 2003 and 2002 (unaudited)                 5

            Statements of Cash Flows For the Six Months Ended June 30, 2003
            and 2002 (unaudited)                                                  6

            Notes to Financial Statements (unaudited)                           7 - 9

    Item 2. Management's Discussion and Analysis                               10 - 14

    Item 3. Controls and Procedures                                              15


PART II - OTHER INFORMATION

    Item 1. Legal Proceedings                                                    16

    Item 2. Changes in Securities and Use of Proceeds                            16

    Item 3. Defaults upon Senior Securities                                      16

    Item 4. Submission of Matters to a Vote of Security Holders                  16

    Item 5. Other Information                                                    16

    Item 6. Exhibits and Reports on Form 8-K                                     16


    Signatures                                                                   17

    Certifications                                                             18 - 21

Item 1.

                           First Commerce Corporation
                           Consolidated Balance Sheets
                    (Dollars in Thousands, Except Par Value)

                                                                   June 30,    December 31,
                                                                     2003          2002
                                                                  -----------  ------------
                                                                  (unaudited)
                                     ASSETS

Cash and due from banks                                            $  5,706      $  5,071
Federal funds sold                                                   35,528         2,161
                                                                   --------      --------
    Cash and cash equivalents                                        41,234         7,232
Securities available for sale                                        26,631        40,333
Federal Home Loan Bank stock                                          1,100         1,100

Loans                                                               111,857       117,315
Less allowance for loan losses                                        1,772         1,693
                                                                   --------      --------
         Net loans                                                  110,085       115,622

Premises and equipment, net                                           2,786         2,031
Other assets                                                          5,641         5,398
                                                                   --------      --------
         Total assets                                              $187,477      $171,716
                                                                   ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Noninterest-bearing                                             $ 43,753      $ 31,162
   Money market and NOW accounts                                     21,835        19,834
   Savings                                                            4,570         2,645
   Time, $100 and over                                               40,340        48,005
   Other time                                                        36,926        30,675
                                                                   --------      --------
         Total deposits                                             147,424       132,321
   Other borrowings                                                  27,341        27,335
   Other liabilities                                                  1,061         1,119
                                                                   --------      --------
         Total liabilities                                          175,826       160,775
                                                                   --------      --------

Stockholders' equity:
    Common stock, no par value, 20,000,000 shares authorized,
          1,030,635 and 1,023,649 shares issued and outstanding
          at June 30, 2003, and December 31, 2002, respectively       9,088         9,025
   Preferred stock, no par value, 5,000,000 shares authorized,
          no shares issued or outstanding                                --            --
    Retained earnings                                                 1,943         1,472
    Accumulated other comprehensive income                              620           444
                                                                   --------      --------
         Total stockholders' equity                                  11,651        10,941
                                                                   --------      --------
         Total liabilities and stockholders' equity                $187,477      $171,716
                                                                   ========      ========

                 See accompanying notes to financial statements.

                           First Commerce Corporation
         Consolidated Statements of Operations and Comprehensive Income
                            For the Six Months Ended
                             June 30, 2003 and 2002
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

                                                                2003         2002
                                                                ----         ----
Interest income:
   Loans                                                     $    3,126   $    3,155
   Securities available for sale
       Taxable                                                      820          874
       Tax - exempt                                                 138           64
   Federal funds sold                                                39            9
                                                             ----------   ----------
       Total interest income                                      4,123        4,102
                                                             ----------   ----------

Interest expense:
   Deposits                                                       1,239        1,275
   Federal funds purchased and FHLB advances                        538          519
                                                             ----------   ----------
       Total interest expense                                     1,777        1,794
                                                             ----------   ----------

       Net interest income                                        2,346        2,308
Provision for loan losses                                           490          260
                                                             ----------   ----------
       Net interest income after provision for loan losses        1,856        2,048
                                                             ----------   ----------

Other income:
   Service fees                                                     105           88
   Gain on sale of securities                                       311          173
   Other                                                            234          195
                                                             ----------   ----------
       Total other income                                           650          456
                                                             ----------   ----------

Other expense:
   Personnel                                                        876          929
   Occupancy                                                        299          328
   Data processing                                                   76          157
   Professional fees                                                140          117
   Telephone, postage, and supplies                                  97           77
   Advertising and business promotion                                86           95
   Other                                                            235          289
                                                             ----------   ----------
       Total other expense                                        1,809        2,002
                                                             ----------   ----------

       Income before income taxes                                   697          502
Income taxes                                                        226          136
                                                             ----------   ----------
       Net income                                                   471          366

Other comprehensive income, net of tax                              176          144
                                                             ----------   ----------
       Comprehensive income                                  $      647   $      510
                                                             ==========   ==========

Net income per share:
       Basic                                                 $     0.46   $     0.36
                                                             ==========   ==========
       Diluted                                               $     0.42   $     0.34
                                                             ==========   ==========

Weighted average shares outstanding:
         Basic                                                1,027,518    1,016,144
                                                             ==========   ==========
         Diluted                                              1,115,138    1,075,860
                                                             ==========   ==========

                 See accompanying notes to financial statements.

                           First Commerce Corporation
         Consolidated Statements of Operations and Comprehensive Income
                           For the Three Months Ended
                             June 30, 2003 and 2002
                                   (Unaudited)
                  (Dollars in Thousands, Except Per Share Data)

                                                                2003          2002
                                                                ----          ----
Interest income:
   Loans                                                     $    1,529    $    1,618
   Securities available for sale
       Taxable                                                      353           456
       Tax - exempt                                                  73            37
   Federal funds sold                                                32             4
                                                             ----------    ----------
       Total interest income                                      1,987         2,115
                                                             ----------    ----------

Interest expense:
   Deposits                                                         617           626
   Federal funds purchased and FHLB advances                        269           281
                                                             ----------    ----------
       Total interest expense                                       886           907
                                                             ----------    ----------

       Net interest income                                        1,101         1,208
Provision for loan losses                                           300           149
                                                             ----------    ----------
       Net interest income after provision for loan losses          801         1,059
                                                             ----------    ----------

Other income:
   Service fees                                                      52            48
   Gain on sale of securities                                       258            46
   Other                                                            139            71
                                                             ----------    ----------
       Total other income                                           449           165
                                                             ----------    ----------

Other expense:
   Personnel                                                        387           424
   Occupancy                                                        142           166
   Data processing                                                   32            77
   Professional fees                                                 90            56
   Telephone, postage, and supplies                                  44            41
   Advertising and business promotion                                58            27
   Other                                                            127           171
                                                             ----------    ----------
       Total other expense                                          880           962
                                                             ----------    ----------

       Income before income taxes                                   370           262
Income taxes                                                        129            72
                                                             ----------    ----------
       Net income                                                   241           190

Other comprehensive income (loss), net of tax                        (8)          418
                                                             ----------    ----------

       Comprehensive income                                  $      233    $      608
                                                             ==========    ==========

Net income per share:
       Basic                                                 $     0.23    $     0.19
                                                             ==========    ==========
       Diluted                                               $     0.22    $     0.18
                                                             ==========    ==========

Weighted average shares outstanding:
       Basic                                                  1,030,510     1,017,588
                                                             ==========    ==========
       Diluted                                                1,119,401     1,048,967
                                                             ==========    ==========

                 See accompanying notes to financial statements.

                           First Commerce Corporation
                      Consolidated Statements of Cash Flows
                            For the Six Months Ended
                             June 30, 2003 and 2002
                                   (Unaudited)

                                                                      2003        2002
                                                                      ----        ----

Cash flows from operating activities:
     Net income                                                     $    471    $    366
     Adjustments to reconcile net income to net
         cash provided by operating activities:
     Depreciation and amortization                                       112         117
     Provision for loan losses                                           490         260
     Increase in deferred income taxes                                    --          93
     Net amortization on securities available for sale                    53          22
     Gain on sale of securities available for sale                      (311)       (173)
     Increase in other assets                                           (356)       (343)
     Decrease in other liabilities                                       (58)       (151)
                                                                    --------    --------
          Net cash provided by operating activities                      401         191
                                                                    --------    --------

Cash flows from investing activities:
     Proceeds from sale of securities available for sale              13,907      17,516
     Proceeds from maturities and issuer calls of securities
          available for sale                                           7,448       3,326
     Purchase of securities available for sale                        (7,106)    (21,145)
     Purchase of Federal Home Loan Bank stock                             --        (215)
     Net decrease (increase) in loans                                  5,047     (18,257)
     Purchases of premises and equipment                                (867)       (127)
                                                                    --------    --------
              Net cash provided by (used in) investing activities     18,429     (18,902)
                                                                    --------    --------

Cash flows from financing activities:
     Net increase in deposits                                         15,103      23,972
     Increase in other borrowings                                          6       1,131
     Proceeds from the exercise of stock options                          63          53
                                                                    --------    --------
              Net cash provided by financing activities               15,172      25,156
                                                                    --------    --------

              Net increase in cash and cash equivalents               34,002       6,445
Cash and cash equivalents, beginning of period                         7,232       6,665
                                                                    --------    --------
Cash and cash equivalents, end of period                            $ 41,234    $ 13,110
                                                                    ========    ========


Supplemental cash flow information:
     Interest paid                                                  $  1,770    $  1,772
                                                                    ========    ========
     Taxes paid                                                     $    347    $    258
                                                                    ========    ========

Supplemental disclosure of non-cash investing activities:
     Transfer from loans to other real estate owned                 $    185    $     --
                                                                    ========    ========
     Net change in unrealized gain on
         securities available for sale, net of tax                  $    176    $    144
                                                                    ========    ========

                 See accompanying notes to financial statements.

                           First Commerce Corporation
                          Notes to Financial Statements
                             March 31, 2003 and 2002
                                   (Unaudited)

1.    Accounting Policies:

      The significant accounting policies followed by First Commerce Corporation (the "Corporation") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. In management's opinion, all adjustments, all of which are of a normal recurring nature, necessary for a fair presentation have been included in these unaudited financial statements. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the financial statements and notes thereto in the Corporation's annual report for the year ended December 31, 2002. The results of operations for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. The Corporation has determined that it has one significant operating segment: providing general commercial financial services to customers located in the geographic area of Mecklenburg County, North Carolina and surrounding communities.

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

      Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Corporation's net income and net income per share for the three month and six month periods ending June 30, 2003 would have been changed to the pro forma amounts indicated below.

                                                   Six months      Three months
                                                   Ended           Ended
                                                   June 30, 2003   June 30, 2003
                                                   -------------   -------------
                 (Dollars in Thousands, except Per Share Data)
      Net income:
           As reported                                $   471         $   241
           Deduct: Total stock-based employee
           compensation expense determined under
           Fair value based method                        (31)            (15)
                                                      -------         -------
           Pro forma                                  $   440         $   226
                                                      =======         =======
      Basic income per share:
           As reported                                $  0.46         $  0.23
                                                      =======         =======
           Pro forma                                  $  0.43         $  0.22
                                                      =======         =======
      Diluted income per share:
           As reported                                $  0.42         $  0.22
                                                      =======         =======
           Pro forma                                  $  0.39         $  0.20
                                                      =======         =======

                           First Commerce Corporation
                          Notes to Financial Statements
                             June 30, 2003 and 2002
                                   (Unaudited)

2.    Borrowings:

      First Commerce Bank ("Bank"), the Corporation's wholly-owned subsidiary, has two available lines of credit expiring in 2003 with the Bankers Bank, Atlanta, Georgia, in the aggregate amount of $5,500,000 that bear interest at the prevailing market rate. As of June 30, 2003, there were no advances on these lines of credit.

      The Bank has a line of credit with the Federal Home Loan Bank of Atlanta ("FHLB"), in the amount up to twenty-five percent of the Bank's total assets. Terms and conditions vary depending on the program selected by the Bank for credit advances, subject to collateralization of FHLB stock and qualifying 1-4 family residential mortgage loans. The outstanding amounts consist of $5.0 million maturing in 2004, $2.0 million maturing in 2005, $8.0 million maturing in 2011 and $7.0 million maturing in 2012. Additionally, the Bank has customer reverse repurchase agreements totaling $341,000.

      In 2001, the Corporation participated in a pooled trust preferred securities offering in the amount of $5.0 million. These securities bear a variable interest rate based on the sixty-day LIBOR plus 375 basis points, mature in 2031, and are callable at par in 2006.

3.    Net Income Per Share:

      Net Income per share has been calculated by dividing net income by both the weighted average number of common shares outstanding and the dilutive common equivalent shares outstanding. Common equivalent shares consist of stock options issued and outstanding. In determining the number of equivalent shares outstanding, the treasury stock method was applied. This method assumes that the number of shares issuable upon exercise of the stock options is reduced by the number of common shares assumed purchased at market prices with the proceeds from the assumed exercise of the common stock options plus any tax benefits received as a result of the assumed exercise. At June 30, 2003, outstanding options to purchase 86,628 shares of the Corporation's common stock had been granted under the First Commerce Corporation 1999 Nonqualified Stock Option Plan for Directors. At June 30, 2003, outstanding options to purchase 69,618 shares of the Corporation's common stock had been granted under the First Commerce Corporation 1999 Incentive Stock Option Plan. Additionally, at June 30, 2003, outstanding options to purchase 43,400 shares of the Corporation's common stock had been granted under the First Commerce Corporation 2002 Omnibus Stock and Incentive Plan. For the three-month and six-month periods ending June 30, 2003, weighted average shares outstanding have been increased by 88,891 and 87,620 shares, respectively, to reflect the effect of dilutive common share equivalents. For the three-month and six-month periods ending June 30, 2002, weighted average shares outstanding have been increased by 31,378 and 59,716 shares, respectively, to reflect the effect of dilutive common share equivalents.

4.    Commitments and Contingencies:

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

      Financial instruments whose contract amounts represent potential credit risk included unfunded lines of credit and loan commitments, primarily at variable rates, totaling $18,568,000 and $18,399,000, and standby letters of credit aggregating $90,000 and $0 at June 30, 2003 and December 31, 2002, respectively. Management expects that these commitments can be funded through normal operations.

5.    Merger

      On July 14, 2003 the shareholders of the Corporation approved the merger agreement dated December 18, 2002 between Bank of Granite Corporation and First Commerce Corporation, as amended by an amendment to the Merger agreement dated January 22, 2003, pursuant to which the Corporation will merger into Bank of Granite Corporation, with Bank of Granite Corporation being the surviving corporation.

6.    Other Comprehensive Income

      Other comprehensive income, which is comprised solely of the change in unrealized gains and losses on available for sale securities, is as follows for the periods ended June 30, 2003 and June 30, 2002:

                                                                 June 30, 2003
                                                           --------------------------
                                                             (Dollars in Thousands)

                                                           Amount  Tax Effect  Amount
                                                           ------  ----------  ------
                      Three Months
      Unrealized holding gain arising during the period    $ 246     $  86     $ 160
      Less: reclassification adjustment for amounts
           recognized in net income                         (258)       90      (168)
                                                           -----     -----     -----
      Unrealized holding gain on available for sale
      securities, net of tax                               $ (12)    $   4     $  (8)
                                                           =====     =====     =====

                       Six Months
      Unrealized holding gain arising during the period    $ 600     $(222)    $ 378
      Less: reclassification adjustment for amounts
           recognized in net income                         (311)      109      (202)
                                                           -----     -----     -----
      Unrealized holding gain on available for sale
      securities, net of tax                               $ 289     $(113)    $ 176
                                                           =====     =====     =====

                                                                 June 30, 2002
                                                           --------------------------
                                                             (Dollars in Thousands)

                                                           Amount  Tax Effect  Amount
                                                           ------  ----------  ------
                      Three Months
      Unrealized holding gain arising during the period    $ 732     $(284)    $ 448
      Less: reclassification adjustment for amounts
           recognized in net income                          (46)       16       (30)
                                                           -----     -----     -----
      Unrealized holding gain on available for sale
      securities, net of tax                               $ 686     $(268)    $ 418
                                                           =====     =====     =====

                       Six Months
      Unrealized holding gain arising during the period    $ 410     $(154)    $ 256
      Less: reclassification adjustment for amounts
           recognized in net income                         (173)       61      (112)
                                                           -----     -----     -----
      Unrealized holding gain on available for sale
      securities, net of tax                               $ 237     $ (93)    $ 144
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

This Form 10-QSB contains certain forward-looking statements consisting of estimates with respect to the financial condition, results of operations and other business of the Corporation that are subject to various factors which could cause actual results to differ materially from those estimates. Factors which could influence the estimates include changes in general and local market conditions, legislative and regulatory conditions and an adverse interest rate environment.

                               Financial Condition

June 30, 2003 compared to December 31, 2002

The Corporation's total assets increased $15.8 million, or 9.2%, from $171.7 million at December 31, 2002, to $187.5 million at June 30, 2003. The increase was due primarily to increases in cash and cash equivalents that was partially offset by decreases in loans and securities available for sale. The increases were primarily funded by increases in deposits. Cash and cash equivalents increased $34.0 million to $41.2 million at June 30, 2003. Cash and cash equivalents are available to fund the anticipated growth in loans over the near term, in addition to providing liquidity as discussed below.

Securities available for sale decreased $13.7 million, or 34.0%, to $26.6 million at June 30, 2003, from $40.3 million at December 31, 2002. During the six months ended June 30, 2003, approximately $7.1 million of securities were purchased, $13.9 million were sold, and $7.4 million were called or paid-down. The result from the sale of securities was a gain of approximately $311,000. Total securities held at June 30, 2003 consisted of U.S. Government agency securities, mortgage-backed securities, trust preferred securities and municipal obligation securities. Management does not engage in the practice of trading securities; rather, the Bank's investment portfolio consists entirely of securities designated as available for sale.

Gross loans decreased $5.5 million, or 4.7%, to $111.9 million at June 30, 2003, from $117.3 million at December 31, 2002. The decrease is primarily due to the payoff of several large commercial loans. Management's objective on new loan volume is to secure loans with real estate collateral. The Bank's borrowing customers are primarily small and medium size businesses that are centered predominately in the Metro region of Charlotte. However, the Bank does offer a competitive line of consumer loan products and is seeking to offer these products to a broad range of potential customers in its market area. Management anticipates that loans will increase as long as interest rates do not rise significantly and the economy does not experience a marked downturn. The loan portfolio's composition included a variety of commercial, real estate, consumer and installment loans as follows.

                                Analysis of Loans
                             (Dollars in Thousands)

                                       June 30, 2003         December 31, 2002
                                       -------------         -----------------

                                     Amount      Percent     Amount      Percent
                                     ------      -------     ------      -------

Commercial                          $ 21,336      19.07%    $ 25,767      21.97%

Real estate - construction             8,562       7.65        6,417       5.47

Real estate - mortgage:
     Residential 1-4                  19,154      17.12       22,000      18.75
     Multi-family                      1,170       1.05        1,434       1.22
     Commercial Building              53,907      48.20       47,871      40.81
     Retail Building                   4,299       3.84        4,199       3.58
     Other                             1,322       1.18        5,940       5.06

Installment loans to individuals       2,107       1.89        3,687       3.14
                                    --------     ------     --------     ------

                                    $111,857     100.00%    $117,315     100.00%
                                    ========     ======     ========     ======

Deposits increased $15.1 million, or 11.4%, to $147.4 million at June 30, 2003, from $132.3 million at December 31, 2002. The increase is primarily due to increases in non-interest bearing deposits and money market and interest bearing checking accounts. At June 30, 2003, there was no significant concentration of deposits from one individual or entity; however, the Bank had 27.4% of its total deposits in the $100,000 and over certificate of deposit category. This level of activity in the $100,000 and over certificates of deposit was due, in some cases, to individuals allocating their deposits among several financial institutions in order for each of their various accounts to approximate the $100,000 deposit insurance limitation of the Federal Deposit Insurance Corporation and due to $14.0 million in brokered certificates of deposit. While the Bank anticipates that deposits will continue to increase, the timing and magnitude of deposit growth remains difficult to predict and is affected by the local economy, interest rates paid on competing investments and the confidence of customers in the financial services industry.

Borrowings remained flat at $27.3 million at June 30, 2003, from $27.3 million at December 31, 2002. Due to the decrease in securities and loans, it was not necessary to borrow additional funds.

At June 30, 2003, the Corporation had total capital as a percentage of risk weighted assets of 12.28%, compared to 11.93% at December 31, 2002. The increase in stockholders' equity as a percent of total assets was primarily attributable to the growth in net income.

                                    Liquidity

In order to ensure that sufficient funds are available for loan growth and deposit withdrawals, and to satisfy general funding needs, the Bank must maintain an adequate level of liquidity. Both assets and liabilities provide sources of liquidity. Asset liquidity comes from the Bank's ability to convert short-term investments into cash and from the maturity and repayment of loans and investment securities. Liability liquidity is provided by the Bank's ability to attract deposits and borrow funds. The primary source of liability liquidity is the Bank's customer base, which provides core deposit growth. In addition to the foregoing, the Bank could obtain short-term liquidity through its existing lines of credit with the Bankers Bank of Atlanta, and the FHLB. The over-all liquidity position of the Bank is closely monitored and evaluated regularly. Management believes the Bank's liquidity sources at June 30, 2003 were adequate to meet its operating needs.

                              Result of Operations

For the six months ended June 30, 2003 and 2002

The result of operations for the six months ended June 30, 2003, was net income of $471,000, or $0.42 per share - diluted, compared with net income of $366,000, or $0.34 per share - diluted, for the comparable period in 2002. The increase in earnings was primarily due to an increase in net interest income, lower non-interest expenses and higher gain on sale of securities that was partially offset by an increase in the provision for loan losses.

Interest income for the six months ended June 30, 2003, was $4.1 million, up slightly from the comparable period in 2002. This increase was primarily attributable to a higher average balance in the loan portfolio that was partially offset by an overall decrease in interest rates. Interest expense was $1.8 million for the six months ended June 30, 2003, down slightly for the comparable period in 2002. This decrease was primarily attributable to lower interest rates on deposit accounts. Net interest income was $2.3 million for the six months ended June 30, 2003, an increase of $38,000, or 1.7%, from the comparable period in 2002. The annualized yield on average interest-earning assets decreased 78 basis points to 5.30%, and the annualized rate on average interest-bearing liabilities decreased 50 basis points to 2.77%, resulting in an annualized net yield on average interest-earning assets of 3.05%, a 39 basis point decrease for the six months ended June 30, 2003 compared to the same period in 2002.

The provision for loan losses was $490,000 for the six months ended June 30, 2003, compared to $260,000 for the comparable period in 2002. This provision was made to cover losses inherent in the Bank's loan portfolio. The increase in amount provided was due to the downgrade of several loans and write-down of three commercial loans. There were seven non-performing loans totaling $868,000 on the Bank's books at June 30, 2003. Additionally, one loan was moved to other real estate owned with a net value of $185,000. As of June 30, 2003 a contract for sale is pending with no additional loss anticipated. The allowance for loan losses was 1.58% of total loans outstanding as of June 30, 2003. Management reviews the adequacy of the allowance for loan losses regularly in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management's evaluation of the adequacy of the allowance for loan losses is based on known and inherent risks in the portfolio, adverse situations that may affect a borrower's ability to repay, the estimated value of underlying collateral, the composition of the overall loan portfolio, current economic conditions and other relevant factors.

                      Analysis of Allowance for Loan Losses
                             (Dollars in Thousands)

                                                                    June 30,
                                                               -----------------
                                                                2003       2002
                                                                ----       ----
      Beginning balance                                        $1,693     $1,263

      Charge-offs:
           Residential, 1-4 families                              114         --
           Commercial                                             292          3
           Installment                                              5          2
                                                               ------     ------
      Total Charge-offs                                           411          5

      Provision for loan losses                                   490        260
                                                               ------     ------
      Ending Balance                                           $1,772     $1,518
                                                               ======     ======

      Ratio of net charge offs during the period to average *    0.72%        --
      loans outstanding during the period
      *Annualized

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

Other income totaled $650,000 for the six months ended June 30, 2003, an increase of $194,000 from the comparable period in 2002. Other income included service fees on deposit accounts, various loan fees, safe deposit box rentals, gain on sale of securities and various other items. The increase is primarily due to a security gains increase of $138,000 and an increase in mortgage loan origination fees from the comparable period in 2002

Other expense totaled $1.8 million for the six months ended June 30, 2003, a decrease of $194,000 from the comparable period in 2002. This decrease was primarily attributable to salary expenses associated with fewer employees and lower data processing cost due to lower license costs in 2003.

The Corporation recorded income tax expense of $226,000 for the six months ended June 30, 2003 compared to $136,000 in 2002. The effective rate increased to 32.4% from 27.1% for the period ended June 30, 2003 from June 30, 2002. The increase in effective rate was a result of a smaller amount of tax-free investment securities and bank-owned life insurance revenue to total revenue.

For the three months ended June 30, 2003 and 2002

The result of operations for the three months ended June 30, 2003, was net income of $241,000, or $0.22 per share - diluted, compared with net income of $190,000, or $0.18 per share - diluted, for the comparable period in 2002. Interest income for the three months ended June 30, 2003, was $1.99 million compared with $2.12 million for the comparable period in 2002. This decrease was primarily attributable to lower balances in the securities portfolio and an overall decrease in interest rates. Interest expense was $886,000 the three months ended June 30, 2003, compared with $907,000 for the comparable period in 2002. This decrease was primarily attributable to lower interest rates on deposit accounts. Net interest income was $1.1 million for the three months ended June 30, 2003, a decrease of $107,000, or 8.9%, from the comparable period in 2002.

The provision for loan losses was $300,000 for the three months ended June 30, 2003, compared to $149,000 for the comparable period in 2002. The increase in amount provided was due to the downgrade of several loans and write-down of several loans. The provision is determined based on the evaluation discussed above.

Other income totaled $449,000 for the three months ended June 30, 2003, an increase of $284,000 over the comparable period in 2002. This increase is primarily due to the increase in gain on sale of securities available for sale. Other expense totaled $880,000 for the three months ended June 30, 2003, a decrease of $82,000 from the comparable period in 2002. This decrease was primarily attributable to salary expenses associated with fewer employees and lower data processing cost due to lower license costs in 2003. The Bank recorded income tax expense of $129,000 in the second quarter of 2003 versus $72,000 for the comparable period in 2002. The increase in effective rate was a result of a smaller amount of tax-free investment securities and bank-owned life insurance revenue to total revenue.

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

Item 3.                      Controls and Procedures

      The Corporation maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. The Corporation's Board of Directors, operating through its audit committee, which is composed entirely of independent outside directors, provides oversight to the Corporation's financial reporting process.

      The Corporation's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Corporation (its principal executive officer and principal financial officer, respectively), have concluded based on their evaluation as of the end of the period covered by this quarterly report that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Corporation in such reports is accumulated and communicated to the Corporation's management, including the Chief Executive Officer and the Chief Financial Officer of the Corporation, as appropriate to allow timely decisions regarding required disclosure.

      There have been no significant changes in internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

            Not applicable

      Item 3. Defaults Upon Senior Securities

            Not applicable

      Item 4. Submission of Matters to a Vote of Security Holders

            At a Meeting of Stockholders held on July 14, 2003, the matter voted upon, the number of affirmative votes, and the number of negative votes (where applicable) cast and the number of votes withheld with respect to each such matter were as follows:

            To consider and vote on a proposal to approve the merger agreement dated December 18, 2002 between Bank of Granite Corporation and First Commerce, as amended by an amendment to merger agreement dated January 22, 2003, and the related plan of merger, pursuant to which First Commerce will merge into Bank of Granite Corporation, with Bank of Granite Corporation being the surviving corporation.

                                                    VOTE
                      AFFIRMATIVE    NEGATIVE     WITHHELD
                      -----------    --------     --------

                        609,403       51,440       1,644

      Item 5. Other Information

      Not applicable

      Item 6. Exhibits and Reports on Form 8-K

            a)    Exhibits:

                  Exhibit #   Description
                  ---------   -----------

                  31.1 Certification of Chief Executive Officer pursuant to Rule 13a - 14 (a)

                  31.2 Certification of Chief Financial Officer pursuant to Rule 13a - 14 (a)

                  32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                  32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

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


Dated  August  13,  2003                          By: /s/  David E. Keul
       -----------------                          ---------------------------
                                                  David E. Keul
                                                  Senior Vice President and
                                                  Chief Financial Officer